Form 10-Q
period 2015-06-30
EMC CORP
filed 2015-08-05
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 2015 was 1,924,726,357.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,803	$6,343
Short-term investments	1,939	1,978
Accounts and notes receivable, less allowance for doubtful accounts of $71 and $72	3,345	4,413
Inventories	1,224	1,276
Deferred income taxes	1,061	1,070
Other current assets	715	653
Total current assets	14,087	15,733
Long-term investments	7,041	6,334
Property, plant and equipment, net	3,788	3,766
Intangible assets, net	1,953	2,125
Goodwill	16,185	16,134
Other assets, net	1,813	1,767
Total assets	$44,867	$45,859
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219	$1,696
Accrued expenses	2,823	3,141
Income taxes payable	160	852
Short-term debt (See Note 4)	1,948	—
Deferred revenue	6,357	6,021
Total current liabilities	12,507	11,710
Income taxes payable	318	306
Deferred revenue	4,344	4,144
Deferred income taxes	230	274
Long-term debt (See Note 4)	5,472	5,469
Other liabilities	434	431
Total liabilities	23,305	22,334
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 1,925 and 1,985 shares	19	20
Additional paid-in capital	—	—
Retained earnings	20,516	22,242
Accumulated other comprehensive loss, net	(458)	(366)
Total EMC Corporation’s shareholders’ equity	20,077	21,896
Non-controlling interests	1,485	1,629
Total shareholders’ equity	21,562	23,525
Total liabilities and shareholders’ equity	$44,867	$45,859
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Product sales	$3,225	$3,319	$6,130	$6,327
Services	2,772	2,561	5,480	5,032
	5,997	5,880	11,610	11,359
Costs and expenses:
Cost of product sales	1,433	1,372	2,762	2,668
Cost of services	977	854	1,922	1,690
Research and development	782	740	1,570	1,472
Selling, general and administrative	2,102	2,010	4,139	3,861
Restructuring and acquisition-related charges	23	30	158	149
Operating income	680	874	1,059	1,519
Non-operating income (expense):
Investment income	26	35	51	71
Interest expense	(41)	(34)	(81)	(68)
Other income (expense), net	24	(66)	34	(142)
Total non-operating income (expense)	9	(65)	4	(139)
Income before provision for income taxes	689	809	1,063	1,380
Income tax provision	170	187	252	326
Net income	519	622	811	1,054
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(32)	(33)	(72)	(74)
Net income attributable to EMC Corporation	$487	$589	$739	$980

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.25	$0.29	$0.38	$0.48
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.25	$0.28	$0.37	$0.47

Weighted average shares, basic	1,927	2,037	1,950	2,033
Weighted average shares, diluted	1,947	2,064	1,971	2,070

Cash dividends declared per common share	$0.12	$0.12	$0.23	$0.22
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$519	$622	$811	$1,054
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	18	9	(86)	4
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $0, $35, $12 and $49	1	59	20	83
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(7), $(3), $(13) and $(6)	(13)	(6)	(21)	(11)
Net change in market value of investments	(12)	53	(1)	72
Changes in market value of derivatives:
Changes in unrealized gains (losses), net of taxes (benefits) of $(2), $1, $1 and $0	(5)	2	9	1
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $2, $0, $2 and $0	—	(1)	(11)	(3)
Net change in the market value of derivatives	(5)	1	(2)	(2)
Other comprehensive income (loss)	1	63	(89)	74
Comprehensive income	520	685	722	1,128
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(32)	(33)	(72)	(74)
Less: Other comprehensive (income) loss attributable to the non-controlling interest in VMware, Inc.	(2)	—	(3)	(1)
Comprehensive income attributable to EMC Corporation	$486	$652	$647	$1,053
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Cash received from customers	$13,137	$12,644
Cash paid to suppliers and employees	(10,076)	(9,320)
Dividends and interest received	68	97
Interest paid	(67)	—
Income taxes paid	(949)	(829)
Net cash provided by operating activities	2,113	2,592
Cash flows from investing activities:
Additions to property, plant and equipment	(449)	(472)
Capitalized software development costs	(262)	(245)
Purchases of short- and long-term available-for-sale securities	(4,212)	(5,765)
Sales of short- and long-term available-for-sale securities	2,667	4,974
Maturities of short- and long-term available-for-sale securities	913	1,716
Business acquisitions, net of cash acquired	(61)	(1,694)
Purchases of strategic and other related investments	(160)	(83)
Sales of strategic and other related investments	109	10
Joint venture funding	—	(63)
Increase in restricted cash	—	(76)
Net cash used in investing activities	(1,455)	(1,698)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	170	234
Proceeds from the issuance of VMware’s common stock	69	99
EMC repurchase of EMC’s common stock	(2,063)	(994)
VMware repurchase of VMware’s common stock	(850)	(407)
Excess tax benefits from stock-based compensation	54	45
Payment of long-term obligations	—	(1,665)
Net proceeds from the issuance of short-term obligations	1,948	—
Dividend payment	(456)	(407)
Contributions from non-controlling interests	4	—
Net cash used in financing activities	(1,124)	(3,095)
Effect of exchange rate changes on cash and cash equivalents	(74)	(3)
Net decrease in cash and cash equivalents	(540)	(2,204)
Cash and cash equivalents at beginning of period	6,343	7,891
Cash and cash equivalents at end of period	$5,803	$5,687
Reconciliation of net income to net cash provided by operating activities:
Net income	$811	$1,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942	903
Non-cash restructuring and other special charges	13	9
Stock-based compensation expense	502	498
Provision for doubtful accounts	25	2
Deferred income taxes, net	(48)	(168)
Excess tax benefits from stock-based compensation	(54)	(45)
Gain on previously held interests in strategic investments and joint venture	—	(45)
Impairment of strategic investment	—	33
Other, net	18	23
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	1,017	549
Inventories	(45)	(183)
Other assets	(3)	96
Accounts payable	(443)	(241)
Accrued expenses	(480)	(279)
Income taxes payable	(650)	(336)
Deferred revenue	509	701
Other liabilities	(1)	21
Net cash provided by operating activities	$2,113	$2,592
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

For the six months ended June 30, 2015:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2015	1,985	$20	$—	$22,242	$(366)	$1,629	$23,525
Stock issued through stock option and stock purchase plans	10	—	170	—	—	—	170
Tax benefit from stock options exercised	—	—	43	—	—	—	43
Restricted stock grants, cancellations and withholdings, net	6	—	(71)	—	—	—	(71)
Repurchase of common stock	(76)	(1)	(20)	(2,012)	—	—	(2,033)
Stock-based compensation	—	—	560	—	—	—	560
Cash dividends declared	—	—	—	(453)	—	—	(453)
Impact from equity transactions of non-controlling interests	—	—	(682)	—	—	(219)	(901)
Change in market value of investments	—	—	—	—	(5)	4	(1)
Change in market value of derivatives	—	—	—	—	(1)	(1)	(2)
Translation adjustment	—	—	—	—	(86)	—	(86)
Net income	—	—	—	739	—	72	811
Balance, June 30, 2015	1,925	$19	$—	$20,516	$(458)	$1,485	$21,562

For the six months ended June 30, 2014:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2014	2,020	$20	$1,406	$21,114	$(239)	$1,485	$23,786
Stock issued through stock option and stock purchase plans	16	—	234	—	—	—	234
Tax benefit from stock options exercised	—	—	43	—	—	—	43
Restricted stock grants, cancellations and withholdings, net	3	—	(28)	—	—	—	(28)
Repurchase of common stock	(39)	—	(1,000)	—	—	—	(1,000)
Stock options issued in business acquisitions	—	—	33	—	—	—	33
Stock-based compensation	—	—	506	—	—	—	506
Cash dividends declared	—	—	—	(446)	—	—	(446)
Impact from equity transactions of non-controlling interests	—	—	(376)	—	—	(25)	(401)
Actuarial gain on pension plan	—	—	—	—	1	—	1
Change in market value of investments	—	—	—	—	71	1	72
Change in market value of derivatives	—	—	—	—	(2)	—	(2)
Translation adjustment	—	—	—	—	4	—	4
Convertible debt conversions and warrant settlement	29	—	—	—	—	—	—
Net income	—	—	—	980	—	74	1,054
Balance, June 30, 2014	2,029	$20	$818	$21,648	$(165)	$1,535	$23,856
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
EMC’s Pivotal business (“Pivotal”) unites strategic technology, people and programs from EMC and VMware and has built a new platform comprised of next-generation data, agile development practices and a cloud independent platform-as-a-service (“PaaS”). These capabilities are made available through Pivotal’s three primary offerings: Pivotal Cloud Foundry, the Pivotal Big Data Suite and Pivotal Labs.
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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and six-month periods ended June 30, 2015 and 2014.
Net Income Per Share
Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, and in the three and six months ended June 30, 2014, the shares issuable under our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes”) and the associated warrants. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to the acquisition of the controlling interest in VCE, we considered VCE a variable interest entity and accounted for the investment under the equity method with our portion of the gains and losses recognized in other expense, net in the consolidated income statements for the majority of 2014. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 63% for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2014, we recorded $85 million and $160 million, respectively, in net losses from VCE and $172 million and $342 million, respectively, in revenue from sales of product and services to VCE.
Reclassifications

In April 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the required presentation of debt issuance costs.  The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. We adopted the guidance during the second quarter of 2015, and accordingly, reclassified the debt issuance costs on our consolidated balance sheets. There was no impact to our consolidated income statements or statements of cash flows.

Recent Accounting Pronouncements

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard, as amended, is effective beginning January 1, 2018, with early adoption permitted but not earlier than the original effective date of January 1, 2017. The principles may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.
2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets and was $1,380 million and $1,524 million as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 81% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Net income attributable to EMC Corporation	$739	$980
Transfers (to) from the non-controlling interests in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	29	51
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(711)	(427)
Net transfers (to) from non-controlling interest	(682)	(376)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$57	$604

The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million at both June 30, 2015 and December 31, 2014. At June 30, 2015, EMC consolidated held approximately 84% of the economic interest in Pivotal. General Electric Company’s (“GE”) interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE’s non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal’s equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Business Combinations, Intangibles and Goodwill

During the six months ended June 30, 2015, EMC acquired three businesses which were not material either individually or in the aggregate to our June 30, 2015 results. Complementing the Information Storage segment, we acquired all of the outstanding capital stock of Renasar Technologies, Inc., a provider of extensible physical middleware, and CloudLink, a provider of cloud data security software. Complementing our Pivotal segment, we acquired all of the outstanding capital stock of Quickstep Technologies, LLC, a query execution technology developer. Also during the six months ended June 30, 2015, VMware acquired all of the outstanding capital stock of Immidio B.V.

The aggregate consideration for these four acquisitions was $65 million, which consisted of $64 million of cash consideration, net of cash acquired in the second quarter of 2015. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles, and net liabilities was approximately $49 million, $24 million and $8 million, respectively.

The intangible assets acquired were primarily comprised of purchased developed technology which have a weighted-average amortization period of 3.6 years. Most of our intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized; the remainder are amortized on a straight-line basis. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transaction. The goodwill is not deductible for U.S. federal income tax purposes. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material to our consolidated results of operations for the three and six months ended June 30, 2015 or 2014.

Intangible Assets
Intangible assets, excluding goodwill, as of June 30, 2015 and December 31, 2014 consist of (tables in millions):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,961	$(1,788)	$1,173
Patents	225	(124)	101
Software licenses	110	(94)	16
Trademarks and tradenames	226	(146)	80
Customer relationships and customer lists	1,473	(1,032)	441
Leasehold interest	152	(18)	134
Other	46	(38)	8
Total intangible assets, excluding goodwill	$5,193	$(3,240)	$1,953

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,935	$(1,668)	$1,267
Patents	225	(117)	108
Software licenses	108	(93)	15
Trademarks and tradenames	226	(136)	90
Customer relationships and customer lists	1,473	(974)	499
Leasehold interest	152	(16)	136
Other	44	(34)	10
Total intangible assets, excluding goodwill	$5,163	$(3,038)	$2,125

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the six months ended June 30, 2015 consist of (table in millions):

	Six Months Ended June 30, 2015
	Information Storage	Enterprise Content Division	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$8,266	$1,486	$2,203	$171	$4,008	$16,134
Goodwill resulting from acquisitions	29	—	—	3	17	49
Finalization of purchase price allocations and other, net	2	—	—	—	—	2
Balance, end of the period	$8,297	$1,486	$2,203	$174	$4,025	$16,185
4.  Debt

Short-Term Debt
On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of June 30, 2015, we were in compliance with customary required covenants and we had not borrowed any funds under the credit facility.
On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of June 30, 2015, we were in compliance with customary required covenants. At June 30, 2015, we had $1,948 million of Commercial Paper outstanding, with a weighted-average interest rate of 0.18% and maturities ranging from 47 days to 88 days at the time of issuance. Commercial Paper outstanding is presented in short-term debt in the consolidated balance sheets, and the issuances and proceeds of the Commercial Paper are presented on a net basis in the consolidated statement of cash flows due to their short term nature. At August 5, 2015, we had $2,119 million of Commercial Paper outstanding.

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”) which pay a fixed rate of interest semi-annually in arrears. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, business acquisitions, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of June 30, 2015, we were in compliance with all debt covenants, which are customary in nature.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our long-term debt as of June 30, 2015 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	1,996
$1.0 billion 3.375% Notes due 2023	99.925%	1,000
		$5,495
Debt issuance costs		(23)
Net long-term debt		$5,472

The unamortized discount on the Notes consists of $5 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.55% for both the three and six months ended June 30, 2015.

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
Interest Rate Swap Contracts
In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011. In 2012, the interest rate swap contracts were settled and accumulated losses of $176 million were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts. The accumulated realized losses related to the settled swaps included in accumulated other comprehensive income are being realized over the remaining life of the ten year Notes. During the three and six months ended June 30, 2015, $6 million and $11 million, respectively, in losses were reclassified from other comprehensive income and recognized as interest expense in the consolidated income statements.

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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At June 30, 2015, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At June 30, 2015 and December 31, 2014, auction rate securities were valued using a discounted cash flow model.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the composition of our short- and long-term investments at June 30, 2015 and December 31, 2014 (tables in millions):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,258	$3	$(2)	$2,259
U.S. corporate debt securities	2,421	3	(7)	2,417
High yield corporate debt securities	398	5	(9)	394
Asset-backed securities	36	—	—	36
Municipal obligations	916	1	—	917
Auction rate securities	27	—	(1)	26
Foreign debt securities	2,658	2	(3)	2,657
Total fixed income securities	8,714	14	(22)	8,706
Publicly traded equity securities	187	95	(8)	274
Total	$8,901	$109	$(30)	$8,980

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,951	$2	$(2)	$1,951
U.S. corporate debt securities	1,998	1	(4)	1,995
High yield corporate debt securities	570	9	(16)	563
Asset-backed securities	53	—	—	53
Municipal obligations	948	2	—	950
Auction rate securities	29	—	(2)	27
Foreign debt securities	2,566	2	(4)	2,564
Total fixed income securities	8,115	16	(28)	8,103
Publicly traded equity securities	117	103	(11)	209
Total	$8,232	$119	$(39)	$8,312

We held approximately $2,657 million in foreign debt securities at June 30, 2015. These securities have an average credit rating of A+, and approximately 5% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Argentina, Greece, Italy, Ireland, Portugal, Spain, Cyprus or Puerto Rico.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014 (tables in millions):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash	$2,005	$—	$—	$2,005
Cash equivalents	3,769	29	—	3,798
U.S. government and agency obligations	1,232	1,027	—	2,259
U.S. corporate debt securities	—	2,417	—	2,417
High yield corporate debt securities	—	394	—	394
Asset-backed securities	—	36	—	36
Municipal obligations	—	917	—	917
Auction rate securities	—	—	26	26
Foreign debt securities	—	2,657	—	2,657
Publicly traded equity securities	274	—	—	274
Total cash and investments	$7,280	$7,477	$26	$14,783
Other items:
Strategic investments held at cost	$—	$—	$375	$375
Investment in joint venture	—	—	38	38
Long-term debt carried at discounted cost	—	(5,525)	—	(5,525)
Foreign exchange derivative assets	—	45	—	45
Foreign exchange derivative liabilities	—	(43)	—	(43)
Commodity derivative liabilities	—	(5)	—	(5)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash	$2,022	$—	$—	$2,022
Cash equivalents	3,710	611	—	4,321
U.S. government and agency obligations	1,141	810	—	1,951
U.S. corporate debt securities	—	1,995	—	1,995
High yield corporate debt securities	—	563	—	563
Asset-backed securities	—	53	—	53
Municipal obligations	—	950	—	950
Auction rate securities	—	—	27	27
Foreign debt securities	—	2,564	—	2,564
Publicly traded equity securities	209	—	—	209
Total cash and investments	$7,082	$7,546	$27	$14,655
Other items:
Strategic investments held at cost	$—	$—	$333	$333
Investment in joint venture	—	—	37	37
Long-term debt carried at discounted cost	—	(5,544)	—	(5,544)
Foreign exchange derivative assets	—	44	—	44
Foreign exchange derivative liabilities	—	(71)	—	(71)
Commodity derivative assets	—	12	—	12

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we use a discounted cash flow model using a five year time horizon. As of June 30, 2015, the coupon rates used ranged from 0% to 3% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at June 30, 2015. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at both June 30, 2015 and December 31, 2014 due to the narrowing of credit spreads on AA-rated banks during 2014 and into 2015.

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

During the three and six months ended June 30, 2015 and 2014, there were no material changes to the fair value of our auction rate securities.

EMC has a 49% ownership percentage of LenovoEMC Limited, a joint venture with Lenovo that was formed in 2012. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value at inception of our investment, we used a discounted cash flow model using a three year time horizon, and utilized a discount rate of 6%, which represented the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs. We had no changes to the assumptions utilized in the fair value calculation in the second quarter of 2015 and there were no material changes to the fair value of this joint venture during the three and six months ended June 30, 2015 and 2014.

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

Investment Losses

Unrealized losses on investments at June 30, 2015 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$664	$(2)	$—	$—	$664	$(2)
U.S. corporate debt securities	1,326	(7)	—	—	1,326	(7)
High yield corporate debt securities	197	(8)	9	(1)	206	(9)
Auction rate securities	—	—	26	(1)	26	(1)
Foreign debt securities	1,389	(3)	—	—	1,389	(3)
Publicly traded equity securities	—	—	20	(8)	20	(8)
Total	$3,576	$(20)	$55	$(10)	$3,631	$(30)
For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2015, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Contractual Maturities
The contractual maturities of fixed income securities held at June 30, 2015 are as follows (table in millions):

	June 30, 2015
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,932	$1,932
Due after 1 year through 5 years	5,885	5,886
Due after 5 years through 10 years	559	552
Due after 10 years	338	336
Total	$8,714	$8,706

Short-term investments on the consolidated balance sheet include $7 million in variable rate notes which have contractual maturities in 2015, and are not classified within investments due within one year above.
6.  Inventories
Inventories consist of (table in millions):

	June 30, 2015	December 31, 2014
Work-in-process	$551	$627
Finished goods	673	649
	$1,224	$1,276
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
The contractual amounts due under the leases we retained as of June 30, 2015 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$74
Due within two years	51
Due within three years	38
Thereafter	1
Total	164
Less: Amounts representing interest	5
Present value	159
Current portion (included in accounts and notes receivable)	70
Long-term portion (included in other assets, net)	$89
Subsequent to June 30, 2015, we sold $6 million of these notes to third parties without recourse.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of June 30, 2015, amounts from lease receivables past due for more than 90 days were not significant.
During the three and six months ended June 30, 2015 and 2014, there were no material changes to our allowance for credit losses related to lease receivables.

Gross lease receivables totaled $164 million and $233 million as of June 30, 2015 and December 31, 2014, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	June 30, 2015	December 31, 2014
Furniture and fixtures	$268	$255
Equipment and software	7,122	6,684
Buildings and improvements	2,348	2,308
Land	173	162
Building construction in progress	83	134
	9,994	9,543
Accumulated depreciation	(6,206)	(5,777)
	$3,788	$3,766
Building construction in progress at June 30, 2015 includes $38 million for facilities not yet placed in service that we are holding for future use.
9.  Accrued Expenses
Accrued expenses consist of (table in millions):

	June 30, 2015	December 31, 2014
Salaries and benefits	$1,043	$1,251
Product warranties	189	207
Dividends payable (see Note 11)	233	237
Partner rebates	198	235
Restructuring, current (See Note 12)	156	123
Derivatives	48	75
Other	956	1,013
	$2,823	$3,141

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and six months ended June 30, 2015 and 2014 (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of the period	$188	$273	$207	$286
Provision	44	32	77	75
Amounts charged to the accrual	(43)	(51)	(95)	(107)
Balance, end of the period	$189	$254	$189	$254
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
10.  Income Taxes

Our effective income tax rates were 24.6% and 23.7% for the three and six months ended June 30, 2015, respectively. Our effective income tax rates were 23.1% and 23.6% for the three and six months ended June 30, 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three and six months ended June 30, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. On December 19, 2014, the Tax Increase Prevention Act was signed into law. Some of the provisions were retroactive to January 1, 2014 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2014. Our effective income tax rates for the three and six months ended June 30, 2015 and 2014 do not reflect any federal tax credit for increasing research activities.

Our effective income tax rate increased in the three months ended June 30, 2015 from the three months ended June 30, 2014 due primarily to a lower tax rate differential for international jurisdictions partially offset by lower state taxes. There were also differences in change in tax contingency reserves and discrete items, the net impact of which is immaterial. Our effective income tax rate for the six months ended June 30, 2015 was consistent with our effective income tax rate for the six months ended June 30, 2014.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. In the third quarter of 2012, the IRS commenced a federal income tax audit for the tax years 2009 and 2010, which is expected to be completed in late 2015. In the first quarter of 2015, the IRS commenced a federal income tax audit for the tax year 2011, which is still in the early stage for information gathering. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2005. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our consolidated balance sheets. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our consolidated results of operations or financial position.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income attributable to EMC Corporation	$487	$589	$739	$980
Incremental dilution from VMware	(1)	(1)	(2)	(3)
Net income – dilution attributable to EMC Corporation	$486	$588	$737	$977
Denominator:
Weighted average shares, basic	1,927	2,037	1,950	2,033
Weighted common stock equivalents	20	27	21	27
Assumed conversion of the 2013 Notes and associated warrants	—	—	—	10
Weighted average shares, diluted	1,947	2,064	1,971	2,070
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only included the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes were convertible due to maturity or when the average stock price exceeded the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Approximately half of the associated warrants were exercised in 2012 and the remaining 109 million warrants were exercised between February 18, 2014 and March 17, 2014 and were settled with 29 million shares of our common stock. As such, we included the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation during the six months ended June 30, 2014.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 1 million for both the three and six months ended June 30, 2015, and 1 million and 4 million for the three and six months ended June 30, 2014, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in February 2013 and an additional 250 million shares of our common stock in December 2014. For the six months ended June 30, 2015, we spent $2.0 billion to repurchase 76 million shares of our common stock. Of the 500 million shares authorized for repurchase, we have repurchased 277 million shares at a total cost of $7.4 billion, leaving a remaining balance of 223 million shares authorized for future repurchases.
VMware’s Board of Directors authorized the repurchase of $1.0 billion of VMware’s Class A common stock in August 2014 and an additional $1.0 billion of VMware’s Class A common stock in January 2015. All shares repurchased under VMware’s stock repurchase programs are retired. For the six months ended June 30, 2015, VMware spent $850 million to repurchase 10 million shares of their common stock. Of the $2.0 billion authorized for repurchase, VMware has a remaining balance of $1.1 billion authorized for future repurchases.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash Dividend on Common Stock
In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders of $0.10 per share of common stock and in April 2014, our Board of Directors increased the dividend to $0.115 per share of common stock.
Our Board of Directors declared the following dividends during 2015 and 2014:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015
May 20, 2015	$0.115	July 1, 2015	$226	July 23, 2015
July 30, 2015	$0.115	October 1, 2015	$—	October 23, 2015

2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014
December 9, 2014	$0.115	January 2, 2015	$234	January 23, 2015
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, for the six months ended June 30, 2015 and 2014 consist of the following (tables in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2014(a)	$(188)	$49	$(100)	$(126)	$(1)	$(366)
Other comprehensive income (loss) before reclassifications	(86)	20	9	—	(3)	(60)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(21)	(11)	—	—	(32)
Net current period other comprehensive income (loss)	(86)	(1)	(2)	—	(3)	(92)
Balance as of June 30, 2015(b)	$(274)	$48	$(102)	$(126)	$(4)	$(458)
__________________

(a)	Net of taxes (benefits) of $31 million for unrealized net gains on investments, $(64) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $31 million for unrealized net gains on investments, $(61) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2013(a)	$(53)	$31	$(106)	$(110)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	4	83	1	—	(1)	87
Net losses (gains) reclassified from accumulated other comprehensive income	—	(11)	(3)	1	—	(13)
Net current period other comprehensive income (loss)	4	72	(2)	1	(1)	74
Balance as of June 30, 2014(b)	$(49)	$103	$(108)	$(109)	$(2)	$(165)
__________________

(a)	Net of taxes (benefits) of $18 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $61 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 are as follows (tables in millions):

	For the Three Months Ended
Accumulated Other Comprehensive Income Components	June 30, 2015	June 30, 2014	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$20	$9	Investment income
	(7)	(3)	Provision for income tax
Net of tax	$13	$6

Net gain on derivatives:
Foreign exchange contracts	$1	$2	Product sales revenue
Foreign exchange contracts	3	(1)	Cost of product sales
Interest rate swap	(6)	—	Other interest expense
Total net gain on derivatives before tax	(2)	1
	2	—	Provision for income tax
Net of tax	$—	$1

	For the Six Months Ended
Accumulated Other Comprehensive Income Components	June 30, 2015	June 30, 2014	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$34	$17	Investment income
	(13)	(6)	Provision for income tax
Net of tax	$21	$11

Net gain on derivatives:
Foreign exchange contracts	$21	$3	Product sales revenue
Foreign exchange contracts	(1)	—	Cost of product sales
Interest rate swap	(11)	—	Other interest expense
Total net gain on derivatives before tax	9	3
	2	—	Provision for income tax
Net of tax	$11	$3

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Restructuring and Acquisition-Related Charges

For the three and six months ended June 30, 2015, we incurred restructuring and acquisition-related charges of $23 million and $158 million, respectively. For the three and six months ended June 30, 2014, we incurred restructuring and acquisition-related charges of $30 million and $149 million, respectively. For the three and six months ended June 30, 2015, EMC incurred $23 million and $133 million, respectively, of restructuring charges, primarily related to our current year restructuring programs, and $2 million and $3 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three months ended June 30, 2015, VMware recognized an immaterial credit of $2 million related to its restructuring program, and for the six months ended June 30, 2015, VMware incurred $21 million of restructuring charges, primarily related to its current year restructuring program. For the six months ended June 30, 2015, VMware incurred $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and six months ended June 30, 2014, EMC incurred $29 million and $144 million, respectively, of restructuring charges, primarily related to our 2014 restructuring programs, and during both the three and six months ended June 30, 2014, EMC incurred $2 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For both the three and six months ended June 30, 2014, VMware recognized a recovery of $1 million related to its restructuring programs. For the six months ended June 30, 2014, VMware incurred $4 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

In the first and second quarters of 2015, EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of 1,320 and 160 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Enterprise Content Division and Pivotal segments. All of these actions are expected to be completed within a year of the start of the program.

In the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. All of these actions are expected to be completed within a year of the start of the program.

During 2014, EMC implemented restructuring programs to create further operational efficiencies which resulted in a workforce reduction of approximately 2,100 positions, of which 1,320 and 210 positions were identified in the first and second quarters of 2014, respectively. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Enterprise Content Division segments. All of these actions were completed within a year of the start of the program.

For the three and six months ended June 30, 2015, we recognized $10 million and $16 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and six months ended June 30, 2014, we recognized $4 million and $8 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2016.

The activity for the restructuring programs is presented below (tables in millions):

Three Months Ended June 30, 2015:

2015 EMC Programs
Category	Balance as of March 31, 2015	2015 Charges	Utilization	Balance as of June 30, 2015
Workforce reductions	$96	$17	$(24)	$89
Consolidation of excess facilities and other contractual obligations	6	10	(4)	12
Total	$102	$27	$(28)	$101

Other EMC Programs
Category	Balance as of March 31, 2015	Adjustments to the Provision	Utilization	Balance as of June 30, 2015
Workforce reductions	$61	$(4)	$(14)	$43
Consolidation of excess facilities and other contractual obligations	14	—	(1)	13
Total	$75	$(4)	$(15)	$56

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Programs
Category	Balance as of March 31, 2015	Adjustments to the Provision	Utilization	Balance as of June 30, 2015
Workforce reductions	$16	$(2)	$(12)	$2
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$16	$(2)	$(12)	$2

Six Months Ended June 30, 2015:

2015 EMC Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of June 30, 2015
Workforce reductions	$—	$123	$(34)	$89
Consolidation of excess facilities and other contractual obligations	—	16	(4)	12
Total	$—	$139	$(38)	$101

Other EMC Programs
Category	Balance as of December 31, 2014	Adjustments to the Provision	Utilization	Balance as of June 30, 2015
Workforce reductions	$102	$(6)	$(53)	$43
Consolidation of excess facilities and other contractual obligations	19	—	(6)	13
Total	$121	$(6)	$(59)	$56

VMware Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of June 30, 2015
Workforce reductions	$8	$21	$(27)	$2
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$8	$21	$(27)	$2

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended June 30, 2014:

2014 EMC Programs
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During June 2015, VMware reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that VMware’s government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of VMware’s product revenues during the three months ended June 30, 2015.
14.  Segment Information
We manage the Company as a federation of businesses: EMC Information Infrastructure, VMware Virtual Infrastructure and Pivotal. EMC Information Infrastructure operates in three segments: Information Storage, Enterprise Content Division and RSA Information Security, while VMware Virtual Infrastructure and Pivotal each operate as single segments.
Our management measures are designed to assess performance of these reporting segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including stock-based compensation expense, intangible asset amortization expense, restructuring charges and acquisition and other related charges. Additionally, in certain instances, infrequently occurring items are also excluded or included from the measures used by management in assessing segment performance. Research and development expenses, selling, general and administrative expenses and restructuring and acquisition-related charges associated with the EMC Information Infrastructure business are not allocated to the segments within the EMC Information Infrastructure business, as they are managed centrally at the EMC Information Infrastructure business level. EMC Information Infrastructure and Pivotal have not been allocated non-operating income (expense), net and income tax provision as these costs are managed centrally at the EMC corporate level. Accordingly, for the three segments within the EMC Information Infrastructure business, gross profit is the segment operating performance measure, while for Pivotal, operating income is the operating performance measure. The VMware Virtual Infrastructure within EMC amounts represent the revenues and expenses of VMware as reflected within EMC’s consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and six months ended June 30, 2015 and 2014 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended
June 30, 2015
Revenues:
Product revenues	$2,509	$40	$97	$2,646	$20	$2,666
Services revenues	1,519	115	141	1,775	44	1,819
Total consolidated revenues	4,028	155	238	4,421	64	4,485

Gross profit	$2,092	$105	$158	$2,355	$26	$2,381
Gross profit percentage	51.9%	67.8%	66.6%	53.3%	40.0%	53.1%

Research and development				398	25	423
Selling, general and administrative				1,201	53	1,254
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				1,599	78	1,677
Operating income (expense)				$756	$(52)	$704

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Three Months Ended
June 30, 2015
Revenues:
Product revenues	$2,666	$635	$(76)	$3,225
Services revenues	1,819	953	—	2,772
Total consolidated revenues	4,485	1,588	(76)	5,997

Gross profit	$2,381	$1,381	$(175)	$3,587
Gross profit percentage	53.1%	87.0%	—%	59.8%

Research and development	423	267	92	782
Selling, general and administrative	1,254	640	208	2,102
Restructuring and acquisition-related charges	—	—	23	23
Total operating expenses	1,677	907	323	2,907

Operating income (expense)	704	474	(498)	680

Non-operating income (expense), net	18	11	(20)	9
Income tax provision (benefit)	183	107	(120)	170
Net income	539	378	(398)	519
Net income attributable to the non-controlling interest in VMware, Inc.	—	(72)	40	(32)
Net income attributable to EMC Corporation	$539	$306	$(358)	$487

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended
June 30, 2014
Revenues:
Product revenues	$2,551	$37	$104	$2,692	$15	$2,707
Services revenues	1,425	121	139	1,685	39	1,724
Total consolidated revenues	3,976	158	243	4,377	54	4,431

Gross profit	$2,192	$100	$162	$2,454	$26	$2,480
Gross profit percentage	55.1%	63.2%	66.7%	56.1%	47.2%	55.9%

Research and development				358	33	391
Selling, general and administrative				1,140	46	1,186
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				1,498	79	1,577
Operating income (expense)				$956	$(53)	$903

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Three Months Ended
June 30, 2014
Revenues:
Product revenues	$2,707	$612	$—	$3,319
Services revenues	1,724	837	—	2,561
Total consolidated revenues	4,431	1,449	—	5,880

Gross profit	$2,480	$1,272	$(98)	$3,654
Gross profit percentage	55.9%	87.8%	—%	62.1%

Research and development	391	246	103	740
Selling, general and administrative	1,186	602	222	2,010
Restructuring and acquisition-related charges	—	—	30	30
Total operating expenses	1,577	848	355	2,780

Operating income (expense)	903	424	(453)	874

Non-operating income (expense), net	(84)	8	11	(65)
Income tax provision (benefit)	209	91	(113)	187
Net income	610	341	(329)	622
Net income attributable to the non-controlling interest in VMware, Inc.	—	(69)	36	(33)
Net income attributable to EMC Corporation	$610	$272	$(293)	$589

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Six Months Ended
June 30, 2015
Revenues:
Product revenues	$4,688	$67	$197	$4,952	$36	$4,988
Services revenues	3,003	226	289	3,518	82	3,600
Total consolidated revenues	7,691	293	486	8,470	118	8,588

Gross profit	$3,943	$195	$323	$4,461	$47	$4,508
Gross profit percentage	51.3%	66.5%	66.6%	52.7%	40.1%	52.5%

Research and development				822	52	874
Selling, general and administrative				2,371	101	2,472
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				3,193	153	3,346
Operating income (expense)				$1,268	$(106)	$1,162

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Six Months Ended
June 30, 2015
Revenues:
Product revenues	$4,988	$1,218	$(76)	$6,130
Services revenues	3,600	1,880	—	5,480
Total consolidated revenues	8,588	3,098	(76)	11,610

Gross profit	$4,508	$2,692	$(274)	$6,926
Gross profit percentage	52.5%	86.9%	—%	59.7%

Research and development	874	514	182	1,570
Selling, general and administrative	2,472	1,245	422	4,139
Restructuring and acquisition-related charges	—	—	158	158
Total operating expenses	3,346	1,759	762	5,867

Operating income (expense)	1,162	933	(1,036)	1,059

Non-operating income (expense), net	4	20	(20)	4
Income tax provision (benefit)	309	196	(253)	252
Net income	857	757	(803)	811
Net income attributable to the non-controlling interest in VMware, Inc.	—	(146)	74	(72)
Net income attributable to EMC Corporation	$857	$611	$(729)	$739

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Six Months Ended
June 30, 2014
Revenues:
Product revenues	$4,853	$72	$208	$5,133	$26	$5,159
Services revenues	2,803	240	278	3,321	78	3,399
Total consolidated revenues	7,656	312	486	8,454	104	8,558

Gross profit	$4,168	$199	$323	$4,690	$45	$4,735
Gross profit percentage	54.4%	63.9%	66.4%	55.5%	42.9%	55.3%

Research and development				736	66	802
Selling, general and administrative				2,241	87	2,328
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				2,977	153	3,130
Operating income (expense)				$1,713	$(108)	$1,605

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Six Months Ended
June 30, 2014
Revenues:
Product revenues	$5,159	$1,168	$—	$6,327
Services revenues	3,399	1,633	—	5,032
Total consolidated revenues	8,558	2,801	—	11,359

Gross profit	$4,735	$2,457	$(191)	$7,001
Gross profit percentage	55.3%	87.7%	—%	61.6%

Research and development	802	474	196	1,472
Selling, general and administrative	2,328	1,139	394	3,861
Restructuring and acquisition-related charges	—	—	149	149
Total operating expenses	3,130	1,613	739	5,482

Operating income (expense)	1,605	844	(930)	1,519

Non-operating income (expense), net	(164)	15	10	(139)
Income tax provision (benefit)	378	175	(227)	326
Net income	1,063	684	(693)	1,054
Net income attributable to the non-controlling interest in VMware, Inc.	—	(138)	64	(74)
Net income attributable to EMC Corporation	$1,063	$546	$(629)	$980

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
United States	$3,270	$3,056	$6,284	$5,890
Europe, Middle East and Africa	1,623	1,669	3,181	3,261
Asia Pacific and Japan	795	802	1,524	1,525
Latin America, Mexico and Canada	309	353	621	683
Total	$5,997	$5,880	$11,610	$11,359

No country other than the United States accounted for 10% or more of revenues during the three and six months ended June 30, 2015 or 2014.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,418 million at June 30, 2015 and $4,380 million at December 31, 2014. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $1,022 million at June 30, 2015 and $1,021 million at December 31, 2014. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at June 30, 2015 or December 31, 2014.
15.  Subsequent Events

On July 9, 2015, we acquired Virtustream Group Holdings, Inc. (“Virtustream”), a cloud software and services company that delivers mission-critical enterprise applications in the cloud. The consideration paid of $1.2 billion, net of cash acquired, includes cash of $1,176 million and the fair value of assumed unvested equity attributed to pre-combination services of $1 million. The allocation of the purchase price was based on a preliminary valuation and assumptions and is subject to change within the purchase price allocation period. The allocation to goodwill, intangibles, and net liabilities was approximately $850 million, $380 million and $50 million, respectively.

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
INTRODUCTION
Federation
We manage our company as a federation of businesses to capitalize on the emerging and rapidly growing trends of cloud computing, Big Data, mobile, social networking and security. Our federated businesses include EMC Information Infrastructure, Pivotal, VMware Virtual Infrastructure, and the newest member of the federation, Virtustream, which was acquired on July 9, 2015, to further develop our cloud services strategy.
To capitalize on these trends and align our federated businesses effectively, we have developed a market growth strategy that has four main pillars: our best-in class products and solutions that are or will be offered as a service, our expanded focus on cloud services for both on and off premise implementations, a coordinated go-to-market approach led by a Federation go-to-market organization and our leadership team and global talent. We believe this strategy enables us to become a more trusted partner to our customers as they embark on their digital transformation and transition to the hybrid cloud, and to drive the overall revenue and growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure, Pivotal and Virtustream.
We continue to invest in the best technology and in building the most complete portfolio. Included within these investments are our six key areas of growth opportunities that further strengthen our ability to help customers meet their top IT priorities: Pivotal; AirWatch; NSX; DSSD; ViPR, Elastic Cloud Storage, ScaleIO; and XtremIO. The ability of our federated businesses to work together results in differentiated solutions, including Enterprise Hybrid Cloud and Business Data Lakes, with broad transformational capabilities which allow our customers to maximize their control, efficiency and choice.
To help achieve this strategy, in the second quarter of 2015, we initiated a cost reduction and business transformation program to better align our expenses and improve the operations of our federation of businesses. This program is primarily in response to increased pressure on our traditional storage businesses and accordingly, the vast majority of this program will be focused on our EMC Information Infrastructure segment. The goal of this new cost reduction and business transformation program is to reduce our current annual cost base by $850 million and consists of:

•
Traditional cost reduction initiatives that focus on areas including indirect procurement, facilities, contingent labor, spans of control and managing product lifecycle investments in traditional storage; and

•
Business transformation initiatives focused on areas including product design to operations enhancements, direct cost of product sales spend, simplification, customer satisfaction optimization and quote-to-order-to-cash digitization.

We expect this cost reduction and business transformation program to reduce our current cost base by $50 million in the fourth quarter of 2015 to between $125 million and $175 million in the fourth quarter of 2016, net of the associated cost of funding the program itself. We expect the $850 million reduction in our annual cost base to be achieved in 2017.
EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Enterprise Content Division, formerly known as Information Intelligence Group, and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share through our strong portfolio of offerings while investing in the business. During 2015, we have continued to invest in expanding our total addressable market through increased internal research and development (“R&D”) and through business acquisitions, with a focus on flash, Big Data storage, software-defined storage and converged infrastructure to facilitate the enablement of hybrid cloud infrastructures. We have developed a product portfolio to address customer needs that enables the adoption of hybrid cloud approaches as most enterprises and organizations embark on IT transformation initiatives incorporating both new and traditional storage architectures. Transformational initiatives

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

are not just about hybrid cloud, they can also include infrastructure transformation via converged infrastructure, and storage transformation via Flash, storage sharing, and software-defined and software-managed architectures.
Our go-to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help enable customers to transition to cloud computing and benefit from Big Data in the most advantageous manner for their businesses. We offer three alternatives to help our customers transition to cloud architectures and leverage Big Data to meet these needs: our best-of-breed infrastructure products, proven infrastructure through our VSPEX reference architecture and converged infrastructure which support our federation-level solutions. Our service provider program continues to be an important part of our strategy to lead our customers to hybrid cloud infrastructures.
Pivotal
Pivotal is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support cloud computing and Big and Fast Data Applications. The foundation of our technology platform, Pivotal Cloud Foundry (“Pivotal CF”), continues to gain momentum as an open platform for developing and operating new cloud applications that can be run on multiple leading private and public clouds, in addition to our own, and not lock a customer into any one cloud in particular. It continues to enable developers to produce next generation applications and user experiences as well as transform existing applications to operate with greater speed at lower costs. On top of this platform, Pivotal will continue to offer its own suite of big and fast data capabilities, the Big Data Suite (“BDS”), featuring game changing innovations that use Hadoop Distributed File System (“HDFS”) and scalar processing technologies. Additionally, its agile development services business, Pivotal Labs, continues to help existing customers and digital era startups build industrial-strength applications with more agility, more speed, and better quality. Pivotal is becoming an increasingly important factor in our cross-federation solutions, which offer a combination of products, converged infrastructure and services that offer a unique value proposition to customers, positioning the business for rapid growth in the future.
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

Historically, the majority of VMware license sales have been from its standalone vSphere product, which is included in its compute product category within its SDDC architecture. However, over the last two years, standalone vSphere product license sales have been slowing while the growth rate of license sales beyond its standalone vSphere product are continuing to increase as it transitions to offering a wider range of products and services to enable the entire SDDC. As the transformation of the IT industry continues, VMware expects that its growth rates will be increasingly derived from sales of its newer products, suites and services solutions across its SDDC portfolio, beyond standalone vSphere. Hybrid cloud computing also continued to experience growth during the first half of 2015. VMware plans to continue to expand its hybrid cloud global footprint as well as its service offerings. VMware’s acquisition of AirWatch during 2014 expanded its portfolio of mobile solutions within the enterprise mobile and security space. AirWatch products and services continued to contribute to the growth of its end-user computing products during the three and six months ended June 30, 2015.

VMware generally sells its solutions using enterprise agreements (“EAs”) or as part of its non-EA, transactional, business. EAs are comprehensive volume license offerings, offered both directly by VMware and through certain channel partners that also provide for multi-year maintenance and support.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS
Revenues
The following tables present total revenue by our segments (in millions):

	For the Three Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change
Information Storage	$4,028	$3,976	$52	1%
Enterprise Content Division	155	158	(3)	(3)%
RSA Information Security	238	243	(5)	(2)%
Pivotal	64	54	10	18%
VMware Virtual Infrastructure	1,588	1,449	139	10%
Corporate reconciling items	(76)	—	(76)	100%
Total consolidated revenues	$5,997	$5,880	$117	2%

	For the Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change
Information Storage	$7,691	$7,656	$35	—%
Enterprise Content Division	293	312	(19)	(6)%
RSA Information Security	486	486	—	—%
Pivotal	118	104	14	14%
VMware Virtual Infrastructure	3,098	2,801	297	11%
Corporate reconciling items	(76)	—	(76)	100%
Total consolidated revenues	$11,610	$11,359	$251	2%

Consolidated product revenues decreased 3% to $3,225 million and $6,130 million for the three and six months ended June 30, 2015, respectively. The decrease during the three month period was primarily driven by the VMware GSA settlement charge, which is included in corporate reconciling items, as well as a slight decrease in Information Storage. The decrease during the six month period was primarily driven by the decrease in Information Storage as well as the VMware GSA settlement charge.

The Information Storage segment’s product revenues decreased 2% and 3% to $2,509 million and $4,688 million for the three and six months ended June 30, 2015, respectively. This decrease was primarily driven by declines in our traditional storage products as customers continue to purchase these product categories primarily to cover short-term needs as they begin to drive digital transformation of their IT infrastructures.  Additionally, product revenues were negatively impacted by foreign currency fluctuations. Revenue from the high-end storage business decreased 13% and 10% for the three and six months ended June 30, 2015, respectively, and revenue from the Unified and Backup Recovery business decreased 9% and 10% during the three and six months ended June 30, 2015, respectively. Despite these overall decreases, our VMAX and VNX products, within our high-end and Unified businesses, respectively, continue to be the leaders in their respective markets, where the bulk of storage spending occurs today.  Additionally, our Backup and Recovery business improved in the second quarter of 2015 as compared to the first quarter of 2015 helped by the launch of the new high-end Data Domain system.

Revenue from the Emerging Storage business increased 49% and 32% for the three and six months ended June 30, 2015, respectively, primarily due to increased demand for XtremIO, Isilon and Software Defined Storage.  XtremIO experienced triple-digit growth in both the three and six months ended June 30, 2015, maintaining its lead in the all-flash-array market segment; Isilon continued its strong traction in Big Data analytics running Hadoop workloads; and our Software-Defined-Storage portfolio that includes ViPR, Elastic Cloud Storage and ScaleIO continues to add new customers, including ViPR Controller which grew revenue triple-digits in both the three and six months ended June 30, 2015.  Finally, within our converged infrastructure business (which includes Vblock, VSPEX and VSPEX Blue), Vblock and Vblock related revenues increased greater than 30% for the three and six months ended June 30, 2015.

The Pivotal segment’s product revenues increased 33% and 37% to $20 million and $36 million for the three and six months ended June 30, 2015, respectively, due to a triple digit increase in subscription orders for Pivotal CF and BDS, partially offset by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

a decrease in up-front license revenue. Pivotal is benefiting from the transition to next-gen applications by the enterprise and continues to expand the number of customers adopting Pivotal CF.

The VMware Virtual Infrastructure segment’s product revenues increased 4% to $635 million and $1,218 million for both the three and six months ended June 30, 2015, respectively. VMware’s license revenues increased during the three and six months ended June 30, 2015 primarily due to increased sales from its emerging product offerings including AirWatch mobile solutions, as well as revenues from its hybrid cloud offerings. Sales of products beyond standalone vSphere, including vSphere with Operations Management, also contributed to license revenues growth, partially offset by a decline in its standalone vSphere product license sales. Partially offsetting these increases was the negative impact of changes in foreign currency fluctuations. The anticipated continued revenue growth of VMware’s hybrid cloud and SaaS offerings are expected to adversely impact the growth rate of its license revenues during the remainder of 2015 as VMware will recognize less revenue up-front than it would otherwise recognize as part of a multi-year license arrangement.

The RSA Information Security segment’s product revenues decreased 7% and 6% to $97 million and $197 million for the three and six months ended June 30, 2015, respectively. The growth of both our Identity and Data Protection and Security Management and Compliance businesses was more than offset by decreases in our slower growth businesses. Security remains a high customer priority and RSA is increasingly focused on the rapidly growing security analytics and next generation identity management solution as well as extending its market leadership in GRC which enables them to help customers secure their cloud-based IT environments.

The Enterprise Content Division segment’s product revenues increased 7% and decreased 7% to $40 million and $67 million for the three and six months ended June 30, 2015, respectively. The increase during the three months ended June 30, 2015 was primarily due to an increase in license sales. The decrease during the six months ended June 30, 2015 was primarily due to the timing of revenue recognition due to the increase in subscription-based offerings with ratable revenue recognition, partially offset by increased license sales during the second quarter. This business continues to innovate to meet customers’ demand for technologies that work seamlessly in mobile cloud environments.

Included in EMC’s consolidated product revenues in the three and six months ended June 30, 2015 is the VMware GSA settlement charge. During June 2015, VMware reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that VMware’s government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction to product revenues during the three and six months ended June 30, 2015 and included in corporate reconciling items as noted above.

Consolidated services revenues increased 8% and 9% to $2,772 million and $5,480 million for the three and six months ended June 30, 2015, respectively. The consolidated services revenues increases were primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services and increased demand for professional services due to an increased focus on delivering business outcomes and assembling cross-federation solutions.

The Information Storage segment’s services revenues increased 7% to $1,519 million and $3,003 million for both the three and six months ended June 30, 2015, respectively. The increase in services revenues was primarily attributable to higher revenue associated with maintenance services due to a larger installed base as well as an increase in renewals. In addition, there was an increase in professional services revenues. We have experienced a growing demand for professional services as we assist with customers’ transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications.

The Pivotal segment’s services revenues increased 13% and 6% to $44 million and $82 million for the three and six months ended June 30, 2015, respectively. Services revenues increased during both the three and six months ended June 30, 2015 due to increases in professional services revenues.

The VMware Virtual Infrastructure segment’s services revenues increased 14% and 15% to $953 million and $1,880 million for the three and six months ended June 30, 2015, respectively. The increase in services revenues for both the three and six months ended June 30, 2015 was primarily attributable to growth in VMware’s software maintenance revenues which benefited from renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In addition, professional services increased during both periods compared to the same periods in the prior year due to growth in VMware’s license sales and an increase in its solution-based selling.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The RSA Information Security segment’s services revenues increased 3% and 4% to $141 million and $289 million for the three and six months ended June 30, 2015, respectively. Services revenues increased due to increases in both maintenance revenues, resulting from continued demand for support from its installed base, and professional services.

The Enterprise Content Division segment’s services revenues decreased 6% to $115 million and $226 million for both the three and six months ended June 30, 2015, respectively. Services revenues decreased due to decreases in maintenance, professional services and training revenues.
Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	June 30, 2015	June 30, 2014	% Change

United States	$3,270	$3,056	7%
Europe, Middle East and Africa	1,623	1,669	(3)%
Asia Pacific and Japan	795	802	(1)%
Latin America, Mexico and Canada	309	353	(13)%
Total revenues	$5,997	$5,880	2%

	For the Six Months Ended
	June 30, 2015	June 30, 2014	% Change

United States	$6,284	$5,890	7%
Europe, Middle East and Africa	3,181	3,261	(2)%
Asia Pacific and Japan	1,524	1,525	—%
Latin America, Mexico and Canada	621	683	(9)%
Total revenues	$11,610	$11,359	2%
Revenues increased in the three and six months ended June 30, 2015 compared to the same periods in 2014 in the United States. Revenues decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 in Europe, Middle East and Africa, and the Latin America, Mexico and Canada regions. In the Asia Pacific and Japan regions, revenue decreased in the three months ended June 30, 2015 and remained relatively flat in the six months ended June 30, 2015 compared to the same periods in 2014.
Changes in exchange rates negatively impacted consolidated revenue growth by 4% for both the three and six months ended June 30, 2015. Changes in exchange rates which impacted consolidated revenues include negative impacts to growth in Europe, Middle East and Africa by 3% and Asia Pacific and Japan by 1% for both the three and six months ended June 30, 2015. The negative impact of the change in rates was most significant for the euro, Japanese Yen, Australian dollar, British pound and Brazilian real.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, operating income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change

Cost of revenue:
Information Storage	$1,936	$1,784	$152	9%
Enterprise Content Division	50	58	(8)	(15)%
RSA Information Security	80	81	(1)	(1)%
Pivotal	38	28	10	34%
VMware Virtual Infrastructure	207	177	30	17%
Corporate reconciling items	99	98	1	1%
Total cost of revenue	2,410	2,226	184	8%
Gross margins:
Information Storage	2,092	2,192	(100)	(5)%
Enterprise Content Division	105	100	5	5%
RSA Information Security	158	162	(4)	(2)%
Pivotal	26	26	—	—%
VMware Virtual Infrastructure	1,381	1,272	109	9%
Corporate reconciling items	(175)	(98)	(77)	78%
Total gross margin	3,587	3,654	(67)	(2)%
Operating expenses:
Research and development(1)	782	740	42	6%
Selling, general and administrative(2)	2,102	2,010	92	5%
Restructuring and acquisition-related charges	23	30	(7)	(23)%
Total operating expenses	2,907	2,780	127	5%
Operating income	680	874	(194)	(22)%
Investment income, interest expense and other expenses, net	9	(65)	74	(115)%
Income before provision for income taxes	689	809	(120)	(15)%
Income tax provision	170	187	(17)	(9)%
Net income	519	622	(103)	(17)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(32)	(33)	1	(3)%
Net income attributable to EMC Corporation	$487	$589	$(102)	(17)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change

Cost of revenue:
Information Storage	$3,748	$3,488	$260	7%
Enterprise Content Division	98	113	(15)	(13)%
RSA Information Security	163	163	—	—%
Pivotal	71	59	12	19%
VMware Virtual Infrastructure	406	344	62	18%
Corporate reconciling items	198	191	7	4%
Total cost of revenue	4,684	4,358	326	7%
Gross margins:
Information Storage	3,943	4,168	(225)	(5)%
Enterprise Content Division	195	199	(4)	(2)%
RSA Information Security	323	323	—	—%
Pivotal	47	45	2	6%
VMware Virtual Infrastructure	2,692	2,457	235	10%
Corporate reconciling items	(274)	(191)	(83)	44%
Total gross margin	6,926	7,001	(75)	(1)%
Operating expenses:
Research and development(3)	1,570	1,472	98	7%
Selling, general and administrative(4)	4,139	3,861	278	7%
Restructuring and acquisition-related charges	158	149	9	6%
Total operating expenses	5,867	5,482	385	7%
Operating income	1,059	1,519	(460)	(30)%
Investment income, interest expense and other expenses, net	4	(139)	143	(103)%
Income before provision for income taxes	1,063	1,380	(317)	(23)%
Income tax provision	252	326	(74)	(23)%
Net income	811	1,054	(243)	(23)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(72)	(74)	2	(4)%
Net income attributable to EMC Corporation	$739	$980	$(241)	(25)%
___________

(1)	Amount includes corporate reconciling items of $92 million and $103 million for the three months ended June 30, 2015 and 2014, respectively.

(2)	Amount includes corporate reconciling items of $208 million and $222 million for the three months ended June 30, 2015 and 2014, respectively.

(3)	Amount includes corporate reconciling items of $182 million and $196 million for the six months ended June 30, 2015 and 2014, respectively.

(4)	Amount includes corporate reconciling items of $422 million and $394 million for the six months ended June 30, 2015 and 2014, respectively.
Gross Margins

Overall our gross margin percentages were 59.8% and 62.1% for the three months ended June 30, 2015 and 2014, respectively. The decrease in the gross margin percentage in the three months ended June 30, 2015 compared to 2014 was attributable to the Information Storage segment, which decreased overall gross margins by 221 basis points, the Pivotal segment, which decreased overall gross margin by 10 basis points and the RSA Information Security segment, which decreased overall gross margins by 1 basis point. This decrease was partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 38 basis points and the Enterprise Content Division segment, which increased overall gross margins by 12 basis points. In addition, the increase in corporate reconciling items, consisting of stock-based compensation and intangible asset amortization decreased the consolidated gross margin percentage by 50 basis points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Overall our gross margin percentages were 59.7% and 61.6% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the gross margin percentage in the first half of 2015 compared to 2014 was attributable to the Information Storage segment, which decreased overall gross margins by 213 basis points, and the Pivotal segment, which decreased overall gross margins by 5 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 46 basis points, the RSA Information Security segment, which increased overall gross margins by 2 basis points, and the Enterprise Content Division segment, which increased overall gross margins by 6 basis points. In addition, the increase in corporate reconciling items, consisting of stock-based compensation and intangible asset amortization decreased the consolidated gross margin percentage by 32 basis points.

The gross margin percentages for the Information Storage segment were 51.9% and 55.1% for the three months ended June 30, 2015 and 2014, respectively, and 51.3% and 54.4% for the six months ended June 30, 2015 and 2014, respectively. The decrease in gross margin percentage for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to decreases in product margins resulting from the consolidation of VCE and foreign currency impacts to revenue that do not impact costs in the same manner, as our costs of sales tend to have less exposure to currency volatility. In addition, there were lower product volumes during the six months ended June 30, 2015 compared to the same period in 2014. These decreases were partially offset by an increase in the mix of services revenues which have higher gross margins.

The gross margin percentages for the Pivotal segment were 40.0% and 47.2% for the three months ended June 30, 2015 and 2014, respectively, and 40.1% and 42.9% for the six months ended June 30, 2015 and 2014, respectively. The decrease in gross margin percentage for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to a decrease in professional service margins due to the higher mix of professional services relative to agile development services.

The gross margin percentages for the VMware Virtual Infrastructure segment were 87.0% and 87.8% for the three months ended June 30, 2015 and 2014, respectively, and 86.9% and 87.7% for the six months ended June 30, 2015 and 2014, respectively. The decrease in gross margin percentage for the three and six months ended June 30, 2015 compared to the same periods in 2014 was due to a higher mix of services revenues which have lower margins. In addition, costs of services revenues were higher than the comparable periods in the prior year due to employee-related expenses resulting from organic growth in headcount. VMware’s acquisition of AirWatch, which occurred during the three months ended March 31, 2014, also contributed to the growth in employee-related expenses during the six months ended June 30, 2015. Also contributing to the decrease in margin for the three and six months ended June 30, 2015 was the growth in its SaaS and professional services offerings which led to an increase in professional services costs and increases in costs incurred to provide technical support as well as increases in equipment and depreciation costs.

The gross margin percentages for the RSA Information Security segment were 66.6% and 66.7% for the three months ended June 30, 2015 and 2014, respectively, and 66.6% and 66.4% for the six months ended June 30, 2015 and 2014, respectively. Gross margins were relatively flat for both the three and six months ended June 30, 2015 compared to the same periods in 2014.

The gross margin percentages for the Enterprise Content Division segment were 67.8% and 63.2% for three months ended June 30, 2015 and 2014, respectively, and 66.5% and 63.9% for the six months ended June 30, 2015 and 2014, respectively. The increase in gross margin percentage for the three and six months ended June 30, 2015 compared to the same periods in 2014 was driven by an increase in license revenues which have higher margins.

For segment reporting purposes, stock-based compensation and intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. In addition, corporate reconciling items for the three and six months ended June 30, 2015 include the impact to gross margin from the VMware GSA settlement charge of $76 million. The increases of $77 million and $83 million in the corporate reconciling items impacting gross margins for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 were primarily attributable to the VMware GSA settlement. Also contributing to the increase for the six months ended June 30, 2015 was a $5 million increase in intangible asset amortization.
Research and Development
Research and development expenses include payroll, stock-based compensation expense and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and facilities costs, and depreciation expense, intangible asset amortization and capitalized software development costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes our consolidated R&D expenses for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Research and development	$782	$740	$42	6%	$1,570	$1,472	$98	7%
Percentage of revenue	13%	13%			14%	13%
The increase in R&D expenses for the three months ended June 30, 2015 compared to 2014 was attributable to the EMC Information Infrastructure business, which increased overall R&D expenses by $40 million and the VMware Virtual Infrastructure business, which increased overall R&D expenses by $21 million. These increases were partially offset by the Pivotal business, which decreased overall R&D expenses by $8 million. In addition, the decrease in corporate reconciling items decreased consolidated R&D expenses by $11 million.
The increase in R&D expenses for the six months ended June 30, 2015 compared to 2014 was attributable to the EMC Information Infrastructure business, which increased overall R&D expenses by $86 million and the VMware Virtual Infrastructure business, which increased overall R&D expenses by $40 million. These increases were partially offset by the Pivotal business, which decreased overall R&D expenses by $14 million. In addition, the decrease in corporate reconciling items decreased consolidated R&D expenses by $14 million.
The following table summarizes R&D expenses within EMC’s Information Infrastructure business for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Research and development	$398	$358	$40	11%	$822	$736	$86	12%
Percentage of revenue	9%	8%			10%	9%
R&D expenses within EMC’s Information Infrastructure business increased for the three and six months ended June 30, 2015 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount for strategic hiring and business acquisitions, and infrastructure costs. Personnel-related costs increased by $20 million and $50 million for the three and six months ended June 30, 2015, respectively, primarily due to the consolidation of VCE and increased investments in our Emerging Storage business, partially offset by decreases in our traditional storage businesses. Also, infrastructure costs increased $14 million and $22 million for the three and six months ended June 30, 2015, respectively, as EMC continues to develop product software and service offerings. Also contributing to the increase for the six months ended June 30, 2015 was material costs, which increased $19 million compared to the same period in 2014.
The following table summarizes R&D expenses within the Pivotal business for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Research and development	$25	$33	$(8)	(25)%	$52	$66	$(14)	(20)%
Percentage of revenue	39%	62%			44%	63%
R&D expenses within the Pivotal business decreased for the three and six months ended June 30, 2015 primarily due to a decrease in personnel-related costs as the business continues to transition away from non-strategic offerings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes R&D expenses within the VMware Virtual Infrastructure business for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Research and development	$267	$246	$21	9%	$514	$474	$40	8%
Percentage of revenue	17%	17%			17%	17%
R&D expenses within the VMware Virtual Infrastructure business increased for the three and six months ended June 30, 2015 primarily due to growth in personnel-related expenses of $18 million and $36 million, respectively, due to organic growth in headcount and through the AirWatch acquisition, which was partially offset by the positive impact from fluctuations in the exchange rate between the U.S. dollar and foreign currencies. Additionally, infrastructure R&D expenses within the VMware Virtual Infrastructure business increased for the three and six months ended June 30, 2015.
The following table summarizes corporate reconciling items with R&D expenses for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Corporate reconciling items	$92	$103	$(11)	(11)%	$182	$196	$(14)	(8)%
Corporate reconciling items within R&D, which consist of stock-based compensation expense and intangible asset amortization, decreased for the three and six months ended June 30, 2015 primarily due to stock-based compensation expense, which decreased $9 million and $11 million, respectively.
Selling, General and Administrative
Selling expenses include payroll, sales commissions, stock-based compensation expense and other personnel-related costs associated with the marketing and sale of product offerings. Also included in selling expenses are product launch and business development costs, including travel expenses, as well as equipment and facilities costs, including the related depreciation expense and intangible asset amortization. General and administrative expenses include payroll, stock-based compensation expense and other personnel-related costs incurred to support the overall business. These expenses include costs associated with the finance, human resources, legal and other administrative functions and initiatives.
The following table summarizes our selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Selling, general and administrative	$2,102	$2,010	$92	5%	$4,139	$3,861	$278	7%
Percentage of revenue	35%	34%			36%	34%
The increase in SG&A expenses for the three months ended June 30, 2015 compared to 2014 was attributable to the Information Infrastructure business, which increased overall SG&A expenses by $61 million, the VMware Virtual Infrastructure business, which increased overall SG&A expenses by $38 million and the Pivotal business, which increased overall SG&A expenses by $7 million. In addition, the decrease in corporate reconciling items increased consolidated SG&A expenses by $14 million.
The increase in SG&A expenses for the six months ended June 30, 2015 compared to 2014 was attributable to the Information Infrastructure business, which increased overall SG&A expenses by $130 million, the VMware Virtual Infrastructure business, which increased overall SG&A expenses by $106 million and the Pivotal business, which increased overall SG&A expenses by $14 million. In addition, the increase in corporate reconciling items increased consolidated SG&A expenses by $28 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes SG&A expenses within EMC’s Information Infrastructure business for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Selling, general and administrative	$1,201	$1,140	$61	6%	$2,371	$2,241	$130	6%
Percentage of revenue	27%	26%			28%	27%
SG&A expenses within EMC’s Information Infrastructure business increased for the three and six months ended June 30, 2015 primarily due to personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions. Personnel-related costs increased $79 million and $134 million for the three and six months ended June 30, 2015, respectively, primarily due to the consolidation of VCE and increased investments in our Emerging Storage business, partially offset by decreases in our traditional storage businesses. Partially offsetting the increase for the three months ended June 30, 2015 was a $12 million decrease in business development costs and partially offsetting the increase for the six months ended June 30, 2015 was a $7 million decrease is travel costs.
The following table summarizes SG&A expenses within the Pivotal business for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Selling, general and administrative	$53	$46	$7	14%	$101	$87	$14	17%
Percentage of revenue	82%	85%			86%	84%
SG&A expenses within the Pivotal business increased for the three and six months ended June 30, 2015 primarily due to personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions. Personnel-related costs increased by $4 million and $8 million for the three and six months ended June 30, 2015, respectively, as the business continues to build out its go-to-market capabilities.
The following table summarizes SG&A expenses within the VMware Virtual Infrastructure business for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Selling, general and administrative	$640	$602	$38	6%	$1,245	$1,139	$106	9%
Percentage of revenue	40%	41%			40%	41%
SG&A expenses within the VMware Virtual Infrastructure business increased for the three and six months ended June 30, 2015 primarily due to growth in personnel-related costs of $17 million and $66 million, respectively, due to organic growth in headcount and through the AirWatch acquisition, which was partially offset by the positive impact from fluctuations in the exchange rate between the U.S. dollar and foreign currencies. Additionally, infrastructure costs increased during both the three and six months ended June 30, 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes corporate reconciling items within SG&A expenses for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Corporate reconciling items	$208	$222	$(14)	(6)%	$422	$394	$28	7%
Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and acquisition and other related charges, decreased for the three months ended June 30, 2015 and increased for the six months ended June 30, 2015. The decrease in corporate reconciling items for the three months ended June 30, 2015 was due to a decrease in VMware’s litigation costs. The increase in corporate reconciling items for the six months ended June 30, 2015 was due to an increase in acquisition and other related charges of $26 million, relating to the specified future employment conditions of AirWatch and DSSD employees.
Restructuring and Acquisition-Related Charges

In the second quarter of 2015, we initiated a cost reduction and business transformation program to better align our expenses and improve the operations of our federation of businesses. We expect to incur restructuring charges related to this program once the details are finalized and approved during the second half of 2015.

For the three and six months ended June 30, 2015, we incurred restructuring and acquisition-related charges of $23 million and $158 million, respectively. For the three and six months ended June 30, 2014, we incurred restructuring and acquisition-related charges of $30 million and $149 million, respectively. For the three and six months ended June 30, 2015, EMC incurred $23 million and $133 million, respectively, of restructuring charges, primarily related to our current year restructuring programs, and $2 million and $3 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three months ended June 30, 2015, VMware recognized an immaterial credit of $2 million related to its restructuring program, and for the six months ended June 30, 2015, VMware incurred $21 million of restructuring charges, primarily related to its current year restructuring program. For the six months ended June 30, 2015, VMware incurred $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and six months ended June 30, 2014, EMC incurred $29 million and $144 million, respectively, of restructuring charges, primarily related to our 2014 restructuring programs, and during both the three and six months ended June 30, 2014, EMC incurred $2 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For both the three and six months ended June 30, 2014, VMware recognized a recovery of $1 million related to its restructuring programs. For the six months ended June 30, 2014, VMware incurred $4 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

In the first and second quarters of 2015, EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of 1,320 and 160 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Enterprise Content Division and Pivotal segments. All of these actions are expected to be completed within a year of the start of the program.

In the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. All of these actions are expected to be completed within a year of the start of the program.

During 2014, EMC implemented restructuring programs to create further operational efficiencies which resulted in a workforce reduction of approximately 2,100 positions, of which 1,320 and 210 positions were identified in the first and second quarters of 2014, respectively. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Enterprise Content Division segments. All of these actions were completed within a year of the start of the program.

For the three and six months ended June 30, 2015, we recognized $10 million and $16 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and six months ended June 30, 2014, we recognized $4 million and $8 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Investment Income
Investment income was $26 million and $51 million for the three and six months ended June 30, 2015, respectively. Investment income was $35 million and $71 million for the three and six months ended June 30, 2014, respectively. Investment income decreased for both the three and six months ended June 30, 2015 when compared to the same periods in 2014 primarily due to a decrease in net realized gains.
For the three and six months ended June 30, 2015, interest income was $26 million and $51 million, respectively, and net realized losses had an immaterial impact to overall investment income in both the three and six month periods. For the three and six months ended June 30, 2014, interest income was $25 million and $52 million, respectively, and net realized gains were $9 million and $17 million, respectively.
Interest Expense
Interest expense was $41 million and $81 million for the three and six months ended June 30, 2015, respectively. Interest expense was $34 million and $68 million for the three and six months ended June 30, 2014, respectively. Interest expense during the three and six months ended June 30, 2015 and 2014 consists primarily of interest on the $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”), which we issued in June 2013.
The increase in interest expense for the three and six months ended June 30, 2015 when compared to the same periods in 2014 is due primarily to the amortization of interest rate swap losses of $6 million and $11 million during the three and six months ended June 30, 2015, respectively.
Other Income (Expense), Net
Other income, net was $24 million and $34 million for the three and six months ended June 30, 2015, respectively. Other expense, net was $66 million and $142 million for the three and six months ended June 30, 2014, respectively. Other income (expense), net primarily consists of net gains and losses on strategic investments and foreign exchange gains and losses. During 2014, other income (expense), net also included our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC (“VCE”).
During the three months ended June 30, 2015, we recognized net gains from strategic investments of $25 million and foreign currency exchange gains of $16 million. During the six months ended June 30, 2015, we recognized net gains from strategic investments of $45 million and foreign currency exchange gains of $6 million. These gains were partially offset by a fair value adjustment on an asset held for sale of $20 million for the three and six months ended June 30, 2015.
During the three and six months ended June 30, 2014, we recognized net gains from strategic investments of $25 million and $27 million, respectively. Included in the net gains on strategic investments during the three months ended June 30, 2014 was a gain on previously held interests in strategic investments of $45 million and an impairment of a strategic investment of $33 million.
Prior to EMC’s acquisition of the controlling interest in VCE in December 2014, the VCE joint venture had been accounted for under the equity method and our consolidated share of VCE’s losses was based upon our portion of the overall funding. This represented our share of the net losses of the joint venture, net of equity accounting adjustments. During the three and six months ended June 30, 2014, we incurred losses related to VCE of $85 million and $160 million, respectively.
Provision for Income Taxes

Our effective income tax rates were 24.6% and 23.7% for the three and six months ended June 30, 2015, respectively. Our effective income tax rates were 23.1% and 23.6% for the three and six months ended June 30, 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three and six months ended June 30, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. On December 19, 2014, the Tax Increase Prevention Act was signed into law. Some of the provisions were retroactive to January 1, 2014 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2014. Our effective income tax

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

rates for the three and six months ended June 30, 2015 and 2014 do not reflect any federal tax credit for increasing research activities.

Our effective income tax rate increased in the three months ended June 30, 2015 from the three months ended June 30, 2014 due primarily to a lower tax rate differential for international jurisdictions partially offset by lower state taxes. There were also differences in change in tax contingency reserves and discrete items, the net impact of which is immaterial. Our effective income tax rate for the six months ended June 30, 2015 was consistent with our effective income tax rate for the six months ended June 30, 2014.
We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. In the third quarter of 2012, the IRS commenced a federal income tax audit for the tax years 2009 and 2010, which is expected to be completed in late 2015. In the first quarter of 2015, the IRS commenced a federal income tax audit for the tax year 2011, which is still in the early stage for information gathering. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2005. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our consolidated balance sheets. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our consolidated results of operations or financial position.

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
Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $32 million and $33 million for the three months ended June 30, 2015 and 2014, respectively, and was $72 million and $74 million for the six months ended June 30, 2015 and 2014, respectively. The slight decrease in the three and six months ended June 30, 2015 compared to the same periods in 2014 was due to slight decreases in the non-controlling interest percentages year over year, somewhat offset by increases in VMware’s reported net income. VMware’s reported net income was $172 million and $167 million for the three months ended June 30, 2015 and 2014, respectively, and was $368 million and $366 million for the six months ended June 30, 2015 and 2014, respectively. The weighted average non-controlling interest in VMware was approximately 19% for both the three and six months ended June 30, 2015, and was approximately 20% for both the three and six months ended June 30, 2014. EMC did not purchase any shares of VMware common stock during the three and six months ended June 30, 2015.
Financial Condition
Cash, Cash Equivalents and Investments

At June 30, 2015, our total cash, cash equivalents, and short-term and long-term investments were $14.8 billion. This balance includes approximately $7.0 billion held by VMware, of which $5.6 billion is held overseas and $1.4 billion is held in the U.S. and $7.8 billion held by EMC, of which $5.3 billion is held overseas and $2.5 billion is held in the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Cash Flow

The following table summarizes our cash flow activity for the six months ended June 30, 2015 and 2014 (in millions):

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash provided by operating activities	$2,113	$2,592
Cash used in investing activities	(1,455)	(1,698)
Cash used in financing activities	(1,124)	(3,095)
Effect of exchange rates on cash and cash equivalents	(74)	(3)
Net decrease in cash and cash equivalents	$(540)	$(2,204)

Cash provided by operating activities consists primarily of cash collections from our customers somewhat offset by cash used for employee related expenditures, cash paid to suppliers for material and manufacturing costs and income tax payments.

The following table summarizes the primary drivers of the decrease in cash provided by operating activities for the six months ended June 30, 2015 and 2014 (in millions):

	For the Six Months Ended
	June 30, 2015	June 30, 2014	$ Change
Cash received from customers	$13,137	$12,644	$493
Cash paid to suppliers and employees	(10,076)	(9,320)	(756)
Income taxes paid	(949)	(829)	(120)

Net cash provided by operating activities decreased by $479 million to $2,113 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase in cash paid to suppliers and employees due to general growth in the business to support the increased revenue base as well as income tax payments, which are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits, and which increased primarily due to higher pre-tax income in 2014 compared to 2013. These were partially offset by an increase in cash received from customers, attributable to an increase in sales volume.

Cash used in investing activities consists primarily of the timing of purchases, sales and maturities of our investments in available-for-sale securities, business acquisitions and the purchase of capital and other assets.

The following table summarizes the primary drivers of the increase in cash used in investing activities for the six months ended June 30, 2015 and 2014 (in millions):

	For the Six Months Ended
	June 30, 2015	June 30, 2014	$ Change
Net (purchases) sales of available-for-sale securities	$(632)	$925	$(1,557)
Business acquisitions, net of cash acquired	(61)	(1,694)	1,633

Net cash used in investing activities decreased by $243 million to $1,455 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a decrease in cash spent on business acquisitions, partially offset by an increase in cash used in the net purchases and sales of available-for-sale securities. Acquisition activity varies from period to period based upon the number and size of acquisitions in a given period. During the first quarter of 2014, VMware spent $1,068 million on the AirWatch acquisition. The net purchase and sales of available-for-sale securities varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt. On July 9, 2015, EMC paid $1,176 million in net cash to acquire Virtustream.

Cash used in financing activities consists primarily of net proceeds or payments from the issuance or repayment of short-term and long-term debt as well as proceeds from the issuance of common stock, stock repurchases and dividend payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes the primary drivers of the decrease in cash used in financing activities for the six months ended June 30, 2015 and 2014 (in millions):

	For the Six Months Ended
	June 30, 2015	June 30, 2014	$ Change
Proceeds from the issuance of EMC and VMware common stock	$239	$333	$(94)
Repurchase of EMC and VMware common stock	(2,913)	(1,401)	(1,512)
Payment of long-term obligations	—	(1,665)	1,665
Net proceeds from the issuance of short-term obligations	1,948	—	1,948

Net cash used in financing activities decreased by $1,971 million to $1,124 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to cash inflows related to the net proceeds from the issuance of Commercial Paper in 2015 and cash outflows related to the repayment of convertible debt in 2014. These were partially offset by an increase in cash spent on EMC and VMware stock repurchases during 2015 and a decrease in proceeds received from the issuance of EMC and VMware common stock in 2015 compared to 2014. We continue to return value to shareholders by spending cash to repurchase shares as part of our greater capital allocation strategy.

Share Repurchase

During the six months ended June 30, 2015 and 2014, we spent $2,063 million and $994 million, respectively, to repurchase 76 million and 39 million shares of our common stock, and VMware spent $850 million and $407 million, respectively, to repurchase 10 million and 4 million shares of their common stock. EMC intends to spend up to $3.0 billion and VMware intends to spend approximately $1.25 billion in the repurchase of their shares, respectively, during the year ending December 31, 2015.

Dividends
Our Board of Directors declared the following dividends during 2015 and 2014:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015
May 20, 2015	0.115	July 1, 2015	$226	July 23, 2015
July 30, 2015	$0.115	October 1, 2015	$—	October 23, 2015

2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014
December 9, 2014	$0.115	January 2, 2015	$234	January 23, 2015

Short-Term Debt
On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

for additional one-year periods. As of June 30, 2015, we were in compliance with required covenants and we had not borrowed any funds under the credit facility.
On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of June 30, 2015, we were in compliance with customary required covenants. At June 30, 2015, we had $1,948 million of Commercial Paper outstanding. At August 5, 2015, we had $2,119 million of Commercial Paper outstanding.

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior Notes which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted $1.725 billion 1.75% convertible senior notes due 2013 Notes (“2013 Notes”) as well as for general corporate purposes including stock repurchases, business acquisitions, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of June 30, 2015, we were in compliance with all debt covenants, which are customary in nature.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Use of Non-GAAP Financial Measures and Reconciliations to GAAP Results

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). EMC uses certain non-GAAP financial measures, which exclude stock-based compensation, intangible asset amortization, restructuring charges, acquisition and other related charges, infrequently occurring gains, losses, benefits and charges, and special tax items to measure its revenues, gross margin, operating margin, net income and diluted earnings per share for purposes of managing our business. EMC also assesses its financial performance by measuring its free cash flow which is also a non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized software development costs. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of EMC’s financial performance or liquidity prepared in accordance with GAAP. EMC’s non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how EMC defines its non-GAAP financial measures.

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
Our non-GAAP operating results for the three months ended June 30, 2015 and 2014 were as follows (in millions):

	For the Three Months Ended
	June 30, 2015	June 30, 2014
Revenue	$6,073	$5,880
Gross margin	3,762	3,752
Gross margin percentage	61.9%	63.8%
Operating income	1,178	1,327
Operating margin percentage	19.4%	22.6%
Income tax provision	290	300
Net income attributable to EMC	845	882
Diluted earnings per share attributable to EMC	$0.43	$0.43
The increase in non-GAAP gross margin for the period was attributable to higher sales volume. The decrease in non-GAAP gross margin percentage for the three months ended June 30, 2015 was primarily attributable to a decrease in Information Storage gross margins. Information Storage gross margins decreased year over year primarily due to decreases in product margins resulting from the consolidation of VCE and foreign currency impacts to revenue that do not impact costs in the same manner, as our costs of sales tend to have less exposure to currency volatility. These decreases were partially offset by an increase in the mix of services revenues which have higher gross margins.
The decrease in the non-GAAP operating income for the three months ended June 30, 2015 was primarily attributable to an increase in EMC Information Infrastructure operating expenses resulting from the consolidation of VCE. Non-GAAP operating margin percentage for the three months ended June 30, 2015 decreased primarily due to a decrease in gross margin percentage and a decrease in operating margin driven by the consolidation of VCE.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended June 30, 2015
	Revenue	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$5,997	$3,587	$680	$170	$487	$0.25
Stock-based compensation expense	—	37	258	58	181	0.09
Intangible asset amortization	—	62	100	29	66	0.03
Restructuring charges	—	—	21	5	16	0.01
Acquisition and other related charges	—	—	49	15	29	0.01
R&D tax credit	—	—	—	(13)	12	0.01
Fair value adjustment on assets held for sale	—	—	—	8	12	0.01
VMware GSA settlement	76	76	70	18	42	0.02
Non-GAAP	$6,073	$3,762	$1,178	$290	$845	$0.43

		For the Three Months Ended June 30, 2014
	Revenue	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$5,880	$3,654	$874	$187	$589	$0.29
Stock-based compensation expense	—	37	262	59	180	0.09
Intangible asset amortization	—	61	100	30	65	0.03
Restructuring charges	—	—	28	6	22	0.01
Acquisition and other related charges	—	—	52	18	29	0.01
R&D tax credit	—	—	—	(13)	12	0.01
Gain on previously held interests in strategic investments	—	—	—	—	(45)	(0.02)
Impairment of strategic investments	—	—	—	9	24	0.01
VMware litigation and other contingencies	—	—	11	4	6	—
Non-GAAP	$5,880	$3,752	$1,327	$300	$882	$0.43
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the three months ended June 30, 2015, our free cash flow was $647 million, a decrease of 30% compared to the free cash flow generated for the three months ended June 30, 2014. For the six months ended June 30, 2015, our free cash flow was $1,402 million, a decrease of 25% compared to the free cash flow generated for the six months ended June 30, 2014. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service and issue debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cash Flow from Operations	$1,033	$1,253	$2,113	$2,592
Capital expenditures	(252)	(196)	(449)	(472)
Capitalized software development costs	(134)	(127)	(262)	(245)
Free Cash Flow	$647	$930	$1,402	$1,875
Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $2,113 million and $2,592 million for the six months ended June 30, 2015 and 2014, respectively, cash used in investing activities of $1,455 million and $1,698 million for the six months ended June 30, 2015 and 2014, respectively, and net cash provided by financing activities of $1,124 million and used in financing activities of $3,095 million for the six months ended June 30, 2015 and 2014, respectively.
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

•	the sale of VMware’s products and services in the time frames anticipated, including the number and size of orders in each quarter;

•	the ability of VMware to develop, introduce and ship in a timely manner new products, new services and enhancements that meet customer demand, certification requirements and technical requirements;

•	VMware’s ability to compete effectively;

•	the introduction of new pricing and packaging models for VMware’s product offerings;

•	the timing of the announcement or release of upgrades or new products and services by VMware or by their competitors;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	changes to VMware’s effective tax rate;

•	the increasing scale of VMware’s business and its effect on VMware’s ability to maintain historical rates of growth;

•	VMware’s ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	VMware’s ability to conform to emerging industry standards and to technological developments by its competitors and customers;

•	seasonal factors such as the end of fiscal period budget expenditures by VMware’s customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for enterprise agreements, or EA’s, as original EA terms expire;

•
the timing and amount of software development costs that may be capitalized by VMware beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions;

•	VMware’s ability to accurately predict the degree to which customers will elect to purchase its subscription-based offerings in place of licenses to its on-premises offerings; and

•	the recoverability by VMware of benefits from goodwill and acquired intangible assets, and the potential impairment of these assets.

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

We held $9.0 billion in short- and long-term investments as of June 30, 2015. These investments consist primarily of investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause these investments to decline in value or could otherwise impact the liquidity of our portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

As part of the current Administration’s ongoing negotiations, President Obama, House of Representatives and Senate Committees have called for a comprehensive tax reform, which might change certain U.S. tax rules for U.S. corporations doing business outside the United States. While the scope of future changes differs among various tax proposals and remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. The enactment of some or all of these proposals could increase the Company's effective tax rate and adversely affect our profitability.

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

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. For 2014, the expected long-term rate of return on the plan’s assets was 6.75%, but we experienced a 13.14% gain on plan assets. As of December 31, 2014, the ten-year historical rate of return on plan assets was 7.18%, and the inception to date return on plan assets was 9.97%.  For 2015, the expected long-term rate of return on the plan’s assets is 6.50%.  As market conditions permit, we expect to continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities.  The effect of such change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE SECOND QUARTER OF 2015
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	15		$26.19	15	230
May 1, 2015 – May 31, 2015	7		26.76	7	223
June 1, 2015 – June 30, 2015	—		—	—	223
Total	22	(2)	$26.38	22	223
__________________________

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in December 2014 to repurchase a total of 250 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes shares withheld from employees for the payment of taxes
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.
Item 6.    EXHIBITS

(a)	Exhibits
See index to Exhibits on page 65 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015	EMC CORPORATION

	By:	/s/ Zane C. Rowe
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