Form 10-Q
period 2015-09-30
EMC CORP
filed 2015-11-09
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 30, 2015 was 1,938,837,339.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,324	$6,343
Short-term investments	2,318	1,978
Accounts and notes receivable, less allowance for doubtful accounts of $87 and $72	3,134	4,413
Inventories	1,224	1,276
Deferred income taxes	1,088	1,070
Other current assets	649	653
Total current assets	13,737	15,733
Long-term investments	6,642	6,334
Property, plant and equipment, net	3,791	3,766
Intangible assets, net	2,239	2,125
Goodwill	17,083	16,134
Other assets, net	1,853	1,767
Total assets	$45,345	$45,859
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,115	$1,696
Accrued expenses	2,831	3,141
Income taxes payable	208	852
Short-term debt (See Note 4)	1,970	—
Deferred revenue	6,187	6,021
Total current liabilities	12,311	11,710
Income taxes payable	380	306
Deferred revenue	4,436	4,144
Deferred income taxes	317	274
Long-term debt (See Note 4)	5,474	5,469
Other liabilities	472	431
Total liabilities	23,390	22,334
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 1,939 and 1,985 shares	19	20
Additional paid-in capital	—	—
Retained earnings	20,958	22,242
Accumulated other comprehensive loss, net	(533)	(366)
Total EMC Corporation’s shareholders’ equity	20,444	21,896
Non-controlling interests	1,511	1,629
Total shareholders’ equity	21,955	23,525
Total liabilities and shareholders’ equity	$45,345	$45,859
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Product sales	$3,269	$3,400	$9,399	$9,728
Services	2,810	2,632	8,290	7,663
	6,079	6,032	17,689	17,391
Costs and expenses:
Cost of product sales	1,379	1,400	4,141	4,068
Cost of services	995	889	2,917	2,579
Research and development	802	767	2,372	2,239
Selling, general and administrative	2,145	1,990	6,285	5,852
Restructuring and acquisition-related charges	68	39	226	187
Operating income	690	947	1,748	2,466
Non-operating income (expense):
Investment income	25	29	76	100
Interest expense	(41)	(40)	(121)	(108)
Other income (expense), net	22	(103)	56	(245)
Total non-operating income (expense)	6	(114)	11	(253)
Income before provision for income taxes	696	833	1,759	2,213
Income tax provision	168	206	420	532
Net income	528	627	1,339	1,681
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(48)	(40)	(120)	(113)
Net income attributable to EMC Corporation	$480	$587	$1,219	$1,568

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.25	$0.29	$0.63	$0.77
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.25	$0.28	$0.62	$0.76

Weighted average shares, basic	1,934	2,032	1,945	2,033
Weighted average shares, diluted	1,948	2,057	1,963	2,065

Cash dividends declared per common share	$0.12	$0.12	$0.34	$0.33
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$528	$627	$1,339	$1,681
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(52)	(61)	(137)	(57)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $(20), $16, $(7) and $65	(31)	24	(10)	107
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $(3), $(5), $(16) and $(11)	(5)	(8)	(26)	(19)
Net change in market value of investments	(36)	16	(36)	88
Changes in market value of derivatives:
Changes in unrealized gains (losses), net of taxes (benefits) of $1, $3, $2 and $3	2	10	11	11
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $2, $0, $4 and $0	3	1	(8)	(2)
Net change in the market value of derivatives	5	11	3	9
Change in actuarial net gain (loss) from pension and other postretirement plans:
Recognition of actuarial net gain (loss) from pension and other postretirement plans, net of taxes (benefits)	—	2	—	2
Reclassification adjustments for net gains from pension and other postretirement plans, net of taxes (benefits)	—	(1)	—	(1)
Net change in actuarial gain (loss) from pension and other postretirement plans	—	1	—	1
Other comprehensive income (loss)	(83)	(33)	(170)	41
Comprehensive income	445	594	1,169	1,722
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(48)	(40)	(120)	(113)
Less: Other comprehensive (income) loss attributable to the non-controlling interest in VMware, Inc.	6	1	3	—
Comprehensive income attributable to EMC Corporation	$403	$555	$1,052	$1,609
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Cash received from customers	$19,375	$19,005
Cash paid to suppliers and employees	(14,894)	(13,868)
Dividends and interest received	98	119
Interest paid	(68)	(67)
Income taxes paid	(995)	(897)
Net cash provided by operating activities	3,516	4,292
Cash flows from investing activities:
Additions to property, plant and equipment	(671)	(693)
Capitalized software development costs	(411)	(382)
Purchases of short- and long-term available-for-sale securities	(5,553)	(7,989)
Sales of short- and long-term available-for-sale securities	3,389	6,396
Maturities of short- and long-term available-for-sale securities	1,465	2,135
Business acquisitions, net of cash acquired	(1,304)	(1,771)
Purchases of strategic and other related investments	(177)	(101)
Sales of strategic and other related investments	135	38
Joint venture funding	—	(163)
Decrease (increase) in restricted cash	77	(76)
Net cash used in investing activities	(3,050)	(2,606)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	293	445
Proceeds from the issuance of VMware’s common stock	123	158
EMC repurchase of EMC’s common stock	(2,063)	(1,374)
VMware repurchase of VMware’s common stock	(1,050)	(450)
Excess tax benefits from stock-based compensation	62	85
Payment of long-term obligations	—	(1,665)
Net proceeds from the issuance of short-term obligations	1,968	—
Dividend payment	(683)	(644)
Contributions from non-controlling interests	4	7
Net cash used in financing activities	(1,346)	(3,438)
Effect of exchange rate changes on cash and cash equivalents	(139)	(84)
Net decrease in cash and cash equivalents	(1,019)	(1,836)
Cash and cash equivalents at beginning of period	6,343	7,891
Cash and cash equivalents at end of period	$5,324	$6,055
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,339	$1,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,423	1,370
Non-cash restructuring and other special charges	14	14
Stock-based compensation expense	785	770
Provision for doubtful accounts	50	11
Deferred income taxes, net	(39)	(246)
Excess tax benefits from stock-based compensation	(62)	(85)
Gain on previously held interests in strategic investments and joint venture	—	(45)
Impairment of strategic investment	—	33
Other, net	22	20
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	1,201	756
Inventories	(99)	(252)
Other assets	(92)	169
Accounts payable	(537)	(304)
Accrued expenses	(434)	(234)
Income taxes payable	(535)	(122)
Deferred revenue	450	730
Other liabilities	30	26
Net cash provided by operating activities	$3,516	$4,292
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

For the nine months ended September 30, 2015:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2015	1,985	$20	$—	$22,242	$(366)	$1,629	$23,525
Stock issued through stock option and stock purchase plans	18	—	293	—	—	—	293
Tax benefit from stock options exercised	—	—	33	—	—	—	33
Restricted stock grants, cancellations and withholdings, net	12	—	(137)	—	—	—	(137)
Repurchase of common stock	(76)	(1)	(209)	(1,823)	—	—	(2,033)
Stock options issued in business acquisitions	—	—	1	—	—	—	1
Stock-based compensation	—	—	845	—	—	—	845
Cash dividends declared	—	—	—	(680)	—	—	(680)
Impact from equity transactions of non-controlling interests	—	—	(826)	—	—	(235)	(1,061)
Change in market value of investments	—	—	—	—	(34)	(2)	(36)
Change in market value of derivatives	—	—	—	—	4	(1)	3
Translation adjustment	—	—	—	—	(137)	—	(137)
Net income	—	—	—	1,219	—	120	1,339
Balance, September 30, 2015	1,939	$19	$—	$20,958	$(533)	$1,511	$21,955

For the nine months ended September 30, 2014:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2014	2,020	$20	$1,406	$21,114	$(239)	$1,485	$23,786
Stock issued through stock option and stock purchase plans	29	—	445	—	—	—	445
Tax benefit from stock options exercised	—	—	80	—	—	—	80
Restricted stock grants, cancellations and withholdings, net	9	—	(101)	—	—	—	(101)
Repurchase of common stock	(52)	—	(1,374)	—	—	—	(1,374)
Stock options issued in business acquisitions	—	—	33	—	—	—	33
Stock-based compensation	—	—	787	—	—	—	787
Cash dividends declared	—	—	—	(685)	—	—	(685)
Impact from equity transactions of non-controlling interests	—	—	(426)	—	—	24	(402)
Actuarial gain on pension plan	—	—	—	—	1	—	1
Change in market value of investments	—	—	—	—	88	—	88
Change in market value of derivatives	—	—	—	—	9	—	9
Translation adjustment	—	—	—	—	(57)	—	(57)
Convertible debt conversions and warrant settlement	29	—	—	—	—	—	—
Net income	—	—	—	1,568	—	113	1,681
Balance, September 30, 2014	2,035	$20	$850	$21,997	$(198)	$1,622	$24,291
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
Company
EMC Corporation (“EMC”) and its subsidiaries develop, deliver and support the information technology (“IT”) industry’s broadest range of information infrastructure and virtual infrastructure technologies, solutions and services. EMC manages the Company as part of a federation of businesses: EMC Information Infrastructure, VMware Virtual Infrastructure, Pivotal and Virtustream.
EMC’s Information Infrastructure business provides a foundation for organizations to store, manage, protect, analyze and secure ever-increasing quantities of information, while at the same time improving business agility, lowering cost, and enhancing competitive advantage. EMC’s Information Infrastructure business comprises three segments – Information Storage, Enterprise Content Division and RSA Information Security. The results of Virtustream are currently reported within our Information Storage segment.
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
Proposed Transaction with Dell
On October 12, 2015, EMC entered into an Agreement and Plan of Merger (the “Merger Agreement”) among EMC, Denali Holding Inc., a Delaware corporation (“Parent”), Dell Inc., a Delaware corporation, and Universal Acquisition Co., a Delaware corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things and subject to the conditions set forth therein, Merger Sub will merge with and into EMC (the “Merger”), with EMC continuing as the surviving corporation and a wholly owned subsidiary of Parent.
At the effective time of the Merger (“Effective Time”), each share of EMC common stock issued and outstanding will be canceled and converted into the right to receive (i) $24.05 in cash and (ii) a number of shares of common stock of Parent designated as Class V Common Stock, par value $0.01 per share (the “Class V Common Stock”), equal to the quotient obtained by dividing (A) 222,966,450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the Effective Time. The aggregate number of shares of Class V Common Stock issued as Merger Consideration in the transaction is intended to represent 65% of EMC’s economic interest in the approximately 81% of the outstanding shares of VMware currently owned by the EMC, reflecting approximately 53% of the total economic interest in the outstanding shares of VMware. Upon completion of the transaction, Parent will retain the remaining 28% of the total economic interest in the outstanding shares of VMware.  Based on the estimated number of shares of EMC common stock at the closing of the transaction, EMC shareholders are expected to receive approximately 0.111 shares of Class V Common Stock for each share of EMC common stock.
Under the terms of the Merger Agreement, EMC may solicit alternative acquisition proposals from third parties until 11:59 p.m. on December 11, 2015. The Merger Agreement contains specified termination rights for both Parent and EMC, including that, in general, either party may terminate if the Merger is not consummated on or before December 16, 2016. If EMC terminates the Merger Agreement, we are required to pay Parent a termination fee of $2.5 billion (or, if EMC terminates for a superior proposal prior to December 12, 2015, the termination fee payable by EMC to Parent will be $2 billion). If Parent terminates the Merger Agreement, they are required to pay a termination fee of $4 billion under specified circumstances, and in certain instances, an alternative termination fee of $6 billion.
The transaction is expected to close in mid-2016. The completion of the Merger is subject to certain conditions including EMC shareholder approval, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of certain other regulatory approvals in various jurisdictions and the effectiveness of the registration statement on Form S-4 to be filed by Parent in connection with the registration of shares of Class V Common Stock issuable in connection with the Merger.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Merger Agreement contains representations and warranties customary for transactions of this nature. EMC has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Parent, EMC may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities and repurchasing outstanding EMC common stock.
Under the terms of the Merger Agreement, EMC is required to provide Parent with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to repatriate cash to meet the requirements of the Merger. To date, we have asserted our overseas cash as indefinitely reinvested; however if these overseas funds are required to be repatriated to the U.S. in accordance with the Merger Agreement, we may be required to accrue and pay U.S. taxes to repatriate these funds.
Other than transaction expenses associated with the proposed Merger, the terms of the Merger Agreement did not impact EMC’s consolidated financial statements as of and for the three and nine months ended September 30, 2015.
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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three- and nine-month periods ended September 30, 2015 and 2014.
Net Income Per Share
Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units, and in the three and nine months ended September 30, 2014, the shares issuable under our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes”) and the associated warrants. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

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

Prior to the acquisition of the controlling interest in VCE, we considered VCE a variable interest entity and accounted for the investment under the equity method with our portion of the gains and losses recognized in other expense, net in the consolidated income statements for the majority of 2014. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 65% and 64% for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014, we recorded $101 million and $261 million, respectively, in net losses from VCE and $207 million and $550 million, respectively, in revenue from sales of product and services to VCE.

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

Recent Accounting Pronouncements

In September 2015, the FASB issued updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations. The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance to customers about whether a cloud computing arrangement includes software and how to account for that software license. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard is effective beginning January 1, 2017, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

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
2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets and was $1,406 million and $1,524 million as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 81% of the economic interest in VMware.
The effect of changes in our ownership interest in VMware on our equity was as follows (table in millions):

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Net income attributable to EMC Corporation	$1,219	$1,568
Transfers (to) from the non-controlling interests in VMware, Inc.:
Increase in EMC Corporation’s additional paid-in-capital for VMware’s equity issuances	60	84
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s other equity activity	(886)	(510)
Net transfers (to) from non-controlling interest	(826)	(426)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$393	$1,142

The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $105 million at both September 30, 2015 and December 31, 2014. At September 30, 2015, EMC consolidated held approximately 84% of the economic interest in Pivotal. General Electric Company’s (“GE”) interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE’s non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal’s equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Business Combinations, Intangibles and Goodwill

Acquisition of Virtustream

On July 9, 2015, EMC acquired all of the outstanding capital stock of Virtustream Group Holdings, Inc. (“Virtustream”), a cloud software and services company that delivers mission-critical enterprise applications in the cloud. This acquisition represents a key element of EMC’s strategy to help customers move applications to cloud-based IT environments. The consideration paid for Virtustream was $1,219 million, net of cash acquired.

The following table summarizes the allocation of the consideration to the fair value of the assets acquired and net liabilities assumed, net of cash acquired (table in millions):

Current assets	$18
Property, plant and equipment, net	14
Intangible assets:
Purchased technology (weighted-average useful life of 8.6 years)	302
Customer relationships and customer lists (weighted-average useful life of 12.3 years)	50
Trademarks and tradenames (weighted-average useful life of 7.6 years)	27
Total intangible assets, net, excluding goodwill	379
Goodwill	891
Other assets, net	12
Total assets acquired	1,314
Current liabilities	(27)
Deferred income taxes	(61)
Other liabilities	(7)
Total net liabilities assumed	(95)
Fair value of assets acquired and net liabilities assumed	$1,219

The total weighted-average amortization period for the intangible assets is 9.0 years. The intangible assets are being amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, recognized and is primarily related to expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, which we believe will result in incremental revenue and profitability. The goodwill associated with this acquisition is currently reported within our Information Storage segment. None of the goodwill is deductible for tax purposes. The results of this acquisition have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired company were not material to our consolidated results of operations for the nine months ended September 30, 2015 or 2014.

Other Acquisitions

During the nine months ended September 30, 2015, EMC acquired five businesses, excluding Virtustream, which were not material either individually or in the aggregate to our September 30, 2015 results. Complementing the Information Storage segment, we acquired all of the outstanding capital stock of Renasar Technologies, Inc., a provider of extensible physical middleware, CloudLink, a provider of cloud data security software and Graphite Systems, a developer of server-side flash storage. Complementing our Pivotal segment, we acquired all of the outstanding capital stock of Quickstep Technologies, LLC, a query execution technology developer. VMware acquired all of the outstanding capital stock of Immidio B.V.

The aggregate consideration for these five acquisitions was $89 million which represents cash consideration, net of cash acquired in the third quarter of 2015. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles, and net liabilities was approximately $64 million, $33 million and $8 million, respectively.

The intangible assets acquired were primarily comprised of purchased developed technology which have a weighted-average amortization period of 3.6 years. Most of our intangible assets are being amortized based upon the pattern in which the economic

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

benefits of the intangible assets are being utilized; the remainder are amortized on a straight-line basis. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transaction. The goodwill is not deductible for U.S. federal income tax purposes. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material to our consolidated results of operations for the three and nine months ended September 30, 2015 or 2014.

Intangible Assets
Intangible assets, excluding goodwill, as of September 30, 2015 and December 31, 2014 consist of (tables in millions):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$3,266	$(1,845)	$1,421
Patents	225	(128)	97
Software licenses	111	(94)	17
Trademarks and tradenames	253	(151)	102
Customer relationships and customer lists	1,523	(1,060)	463
Leasehold interest	152	(19)	133
Other	46	(40)	6
Total intangible assets, excluding goodwill	$5,576	$(3,337)	$2,239

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,935	$(1,668)	$1,267
Patents	225	(117)	108
Software licenses	108	(93)	15
Trademarks and tradenames	226	(136)	90
Customer relationships and customer lists	1,473	(974)	499
Leasehold interest	152	(16)	136
Other	44	(34)	10
Total intangible assets, excluding goodwill	$5,163	$(3,038)	$2,125

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the nine months ended September 30, 2015 consist of (table in millions):

	Nine Months Ended September 30, 2015
	Information Storage	Enterprise Content Division	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, beginning of the period	$8,266	$1,486	$2,203	$171	$4,008	$16,134
Goodwill resulting from acquisitions	935	—	—	3	17	955
Finalization of purchase price allocations and other, net	2	(8)	—	—	—	(6)
Balance, end of the period	$9,203	$1,478	$2,203	$174	$4,025	$17,083
4.  Debt

Short-Term Debt
On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

“Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of September 30, 2015, we were in compliance with customary required covenants and we had not borrowed any funds under the credit facility. At November 6, 2015, we had $600 million borrowed under the credit facility.
On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of September 30, 2015, we were in compliance with customary required covenants. At September 30, 2015, we had $1,970 million of Commercial Paper outstanding, with a weighted-average interest rate of 0.24% and maturities ranging from 34 days to 80 days at the time of issuance. Commercial Paper outstanding is presented in short-term debt in the consolidated balance sheets, and the issuances and proceeds of the Commercial Paper are presented on a net basis in the consolidated statement of cash flows due to their short term nature. At November 6, 2015, we had $1,565 million of Commercial Paper outstanding.

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”) which pay a fixed rate of interest semi-annually in arrears. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, business acquisitions, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of September 30, 2015, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of September 30, 2015 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	1,996
$1.0 billion 3.375% Notes due 2023	99.925%	1,000
		$5,495
Debt issuance costs		(21)
Net long-term debt		$5,474

The unamortized discount on the Notes consists of $5 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.55% for both the three and nine months ended September 30, 2015.

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
Interest Rate Swap Contracts
In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011. In 2012, the interest rate swap contracts were settled and accumulated losses of $176 million were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts. The accumulated realized losses related to the settled swaps included in accumulated other comprehensive income are being realized over the remaining life of the ten year Notes. During the three and nine months ended September 30, 2015, $6 million and $17 million, respectively, in losses were reclassified from other comprehensive income and recognized as interest expense in the consolidated income statements.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At September 30, 2015, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At September 30, 2015 and December 31, 2014, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our short- and long-term investments at September 30, 2015 and December 31, 2014 (tables in millions):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,376	$5	$(1)	$2,380
U.S. corporate debt securities	2,549	4	(5)	2,548
High yield corporate debt securities	370	2	(22)	350
Asset-backed securities	30	—	—	30
Municipal obligations	850	2	—	852
Auction rate securities	27	—	(2)	25
Foreign debt securities	2,559	3	(8)	2,554
Total fixed income securities	8,761	16	(38)	8,739
Publicly traded equity securities	178	52	(9)	221
Total	$8,939	$68	$(47)	$8,960

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,951	$2	$(2)	$1,951
U.S. corporate debt securities	1,998	1	(4)	1,995
High yield corporate debt securities	570	9	(16)	563
Asset-backed securities	53	—	—	53
Municipal obligations	948	2	—	950
Auction rate securities	29	—	(2)	27
Foreign debt securities	2,566	2	(4)	2,564
Total fixed income securities	8,115	16	(28)	8,103
Publicly traded equity securities	117	103	(11)	209
Total	$8,232	$119	$(39)	$8,312

We held approximately $2,554 million in foreign debt securities at September 30, 2015. These securities have an average credit rating of A+, and approximately 4% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Argentina, Greece, Italy, Ireland, Portugal, Spain, Cyprus or Puerto Rico.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014 (tables in millions):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Cash	$1,643	$—	$—	$1,643
Cash equivalents	3,264	417	—	3,681
U.S. government and agency obligations	1,404	976	—	2,380
U.S. corporate debt securities	—	2,548	—	2,548
High yield corporate debt securities	—	350	—	350
Asset-backed securities	—	30	—	30
Municipal obligations	—	852	—	852
Auction rate securities	—	—	25	25
Foreign debt securities	—	2,554	—	2,554
Publicly traded equity securities	221	—	—	221
Total cash and investments	$6,532	$7,727	$25	$14,284
Other items:
Strategic investments held at cost	$—	$—	$382	$382
Investment in joint venture	—	—	38	38
Long-term debt carried at discounted cost	—	(5,514)	—	(5,514)
Foreign exchange derivative assets	—	49	—	49
Foreign exchange derivative liabilities	—	(47)	—	(47)
Commodity derivative liabilities	—	(4)	—	(4)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash	$2,022	$—	$—	$2,022
Cash equivalents	3,710	611	—	4,321
U.S. government and agency obligations	1,141	810	—	1,951
U.S. corporate debt securities	—	1,995	—	1,995
High yield corporate debt securities	—	563	—	563
Asset-backed securities	—	53	—	53
Municipal obligations	—	950	—	950
Auction rate securities	—	—	27	27
Foreign debt securities	—	2,564	—	2,564
Publicly traded equity securities	209	—	—	209
Total cash and investments	$7,082	$7,546	$27	$14,655
Other items:
Strategic investments held at cost	$—	$—	$333	$333
Investment in joint venture	—	—	37	37
Long-term debt carried at discounted cost	—	(5,544)	—	(5,544)
Foreign exchange derivative assets	—	44	—	44
Foreign exchange derivative liabilities	—	(71)	—	(71)
Commodity derivative assets	—	12	—	12

Our auction rate securities are predominantly rated investment grade and are primarily collateralized by student loans. The underlying loans of all but one of our auction rate securities, with a market value of $6 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. We believe the quality of the collateral underlying most of our auction rate securities will enable us to recover our principal balance.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we use a discounted cash flow model using a five year time horizon. As of September 30, 2015, the coupon rates used ranged from 0% to 2% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at September 30, 2015. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at both September 30, 2015 and December 31, 2014 due to the narrowing of credit spreads on AA-rated banks during 2014 and into 2015.

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

During the three and nine months ended September 30, 2015 and 2014, there were no material changes to the fair value of our auction rate securities.

EMC has a 49% ownership percentage of LenovoEMC Limited, a joint venture with Lenovo that was formed in 2012. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value at inception of our investment, we used a discounted cash flow model using a three year time horizon, and utilized a discount rate of 6%, which represented the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs. We had no changes to the assumptions utilized in the fair value calculation in the third quarter of 2015 and there were no material changes to the fair value of this joint venture during the three and nine months ended September 30, 2015 and 2014.

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

Investment Losses

Unrealized losses on investments at September 30, 2015 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$321	$(1)	$—	$—	$321	$(1)
U.S. corporate debt securities	1,103	(5)	—	—	1,103	(5)
High yield corporate debt securities	239	(17)	30	(5)	269	(22)
Auction rate securities	—	—	25	(2)	25	(2)
Foreign debt securities	1,220	(8)	—	—	1,220	(8)
Publicly traded equity securities	2	(1)	19	(8)	21	(9)
Total	$2,885	$(32)	$74	$(15)	$2,959	$(47)

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2015, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Contractual Maturities
The contractual maturities of fixed income securities held at September 30, 2015 are as follows (table in millions):

	September 30, 2015
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,302	$2,303
Due after 1 year through 5 years	5,618	5,617
Due after 5 years through 10 years	523	503
Due after 10 years	318	316
Total	$8,761	$8,739

Short-term investments on the consolidated balance sheet include $15 million in variable rate notes which have contractual maturities in 2015, and are not classified within investments due within one year above.
6.  Inventories
Inventories consist of (table in millions):

	September 30, 2015	December 31, 2014
Work-in-process	$580	$627
Finished goods	644	649
	$1,224	$1,276
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
The contractual amounts due under the leases we retained as of September 30, 2015 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$65
Due within two years	45
Due within three years	31
Thereafter	1
Total	142
Less: Amounts representing interest	5
Present value	137
Current portion (included in accounts and notes receivable)	62
Long-term portion (included in other assets, net)	$75
Subsequent to September 30, 2015, we sold $23 million of these notes to third parties without recourse.
We maintain an allowance for credit losses on our accounts and notes receivable. The allowance is based on the credit worthiness of our customers, including an assessment of the customer’s financial position, operating performance and their ability to meet their contractual obligation. We assess the credit scores for our customers each quarter. In addition, we consider our historical

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of September 30, 2015, amounts from lease receivables past due for more than 90 days were not significant.
During the three and nine months ended September 30, 2015 and 2014, there were no material changes to our allowance for credit losses related to lease receivables.

Gross lease receivables totaled $142 million and $233 million as of September 30, 2015 and December 31, 2014, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
8.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	September 30, 2015	December 31, 2014
Furniture and fixtures	$280	$255
Equipment and software	7,305	6,684
Buildings and improvements	2,357	2,308
Land	170	162
Building construction in progress	68	134
	10,180	9,543
Accumulated depreciation	(6,389)	(5,777)
	$3,791	$3,766
Building construction in progress at September 30, 2015 includes $39 million for facilities not yet placed in service that we are holding for future use.
9.  Accrued Expenses
Accrued expenses consist of (table in millions):

	September 30, 2015	December 31, 2014
Salaries and benefits	$1,075	$1,251
Product warranties	180	207
Dividends payable (see Note 11)	232	237
Partner rebates	204	235
Restructuring, current (See Note 12)	162	123
Derivatives	51	75
Other	927	1,013
	$2,831	$3,141

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three and nine months ended September 30, 2015 and 2014 (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of the period	$189	$254	$207	$286
Provision	32	32	109	107
Amounts charged against the accrual	(41)	(59)	(136)	(166)
Balance, end of the period	$180	$227	$180	$227
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
10.  Income Taxes

Our effective income tax rates were 24.1% and 23.9% for the three and nine months ended September 30, 2015, respectively. Our effective income tax rates were 24.7% and 24.0% for the three and nine months ended September 30, 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three and nine months ended September 30, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. On December 19, 2014, the Tax Increase Prevention Act was signed into law. Some of the provisions were retroactive to January 1, 2014 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2014. Our effective income tax rates for the three and nine months ended September 30, 2015 and 2014 do not reflect any federal tax credit for increasing research activities.

Our effective income tax rate decreased in the three months ended September 30, 2015 from the three months ended September 30, 2014 due primarily to a decrease in tax contingency reserves and lower state taxes partially offset by a lower tax rate differential for international jurisdictions. There were also differences in discrete items, the net impact of which is immaterial. Our effective income tax rate for the nine months ended September 30, 2015 was consistent with our effective income tax rate for the nine months ended September 30, 2014.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income attributable to EMC Corporation	$480	$587	$1,219	$1,568
Incremental dilution from VMware	(1)	(1)	(3)	(4)
Net income – dilution attributable to EMC Corporation	$479	$586	$1,216	$1,564
Denominator:
Weighted average shares, basic	1,934	2,032	1,945	2,033
Weighted common stock equivalents	14	25	18	26
Assumed conversion of the 2013 Notes and associated warrants	—	—	—	6
Weighted average shares, diluted	1,948	2,057	1,963	2,065
Due to the cash settlement feature of the principal amount of the 2013 Notes, we only included the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes were convertible due to maturity or when the average stock price exceeded the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Approximately half of the associated warrants were exercised in 2012 and the remaining 109 million warrants were exercised between February 18, 2014 and March 17, 2014 and were settled with 29 million shares of our common stock. As such, we included the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation during the nine months ended September 30, 2014.
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 19 million and 7 million for the three and nine months ended September 30, 2015, respectively, and 3 million for the nine months ended September 30, 2014, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. There were minimal antidilutive restricted stock awards, restricted stock units and options to acquire shares of our common stock excluded from the calculation of diluted earnings per share for the three months ended September 30, 2014. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in February 2013 and an additional 250 million shares of our common stock in December 2014. For the nine months ended September 30, 2015, we spent $2.0 billion to repurchase 76 million shares of our common stock. Of the 500 million shares authorized for repurchase, we have repurchased 277 million shares at a total cost of $7.4 billion, leaving a remaining balance of 223 million shares authorized for future repurchases.

VMware’s Board of Directors authorized the repurchase of $1.0 billion of VMware’s Class A common stock in January 2015. All shares repurchased under VMware’s stock repurchase programs are retired. For the nine months ended September 30, 2015, VMware spent $1,050 million to repurchase 13 million shares of their common stock. Of the $1.0 billion authorized for repurchase, VMware has a remaining balance of $910 million authorized for future repurchases.

Cash Dividend on Common Stock

In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders of $0.10 per share of common stock and in April 2014, our Board of Directors increased the dividend to $0.115 per share of common stock.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our Board of Directors declared the following dividends during 2015 and 2014:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015
May 20, 2015	$0.115	July 1, 2015	$226	July 23, 2015
July 30, 2015	$0.115	October 1, 2015	$229	October 23, 2015

2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014
December 9, 2014	$0.115	January 2, 2015	$234	January 23, 2015
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, for the nine months ended September 30, 2015 and 2014 consist of the following (tables in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2014(a)	$(187)	$49	$(99)	$(126)	$(3)	$(366)
Other comprehensive income (loss) before reclassifications	(137)	(10)	11	—	3	(133)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(26)	(8)	—	—	(34)
Net current period other comprehensive income (loss)	(137)	(36)	3	—	3	(167)
Balance as of September 30, 2015(b)	$(324)	$13	$(96)	$(126)	$—	$(533)
__________________

(a)	Net of taxes (benefits) of $31 million for unrealized net gains on investments, $(64) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $8 million for unrealized net gains on investments, $(58) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2013(a)	$(53)	$31	$(106)	$(110)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(57)	107	11	2	—	63
Net losses (gains) reclassified from accumulated other comprehensive income	—	(19)	(2)	(1)	—	(22)
Net current period other comprehensive income (loss)	(57)	88	9	1	—	41
Balance as of September 30, 2014(b)	$(110)	$119	$(97)	$(109)	$(1)	$(198)
__________________

(a)	Net of taxes (benefits) of $18 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $72 million for unrealized net gains on investments, $(63) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 are as follows (tables in millions):

	For the Three Months Ended
Accumulated Other Comprehensive Income Components	September 30, 2015	September 30, 2014	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$8	$13	Investment income
	(3)	(5)	Provision for income tax
Net of tax	$5	$8

Net gain on derivatives:
Foreign exchange contracts	$1	$12	Product sales revenue
Foreign exchange contracts	—	(7)	Cost of product sales
Interest rate swap	(6)	(6)	Other interest expense
Total net gain (loss) on derivatives before tax	(5)	(1)
	2	—	Provision for income tax
Net of tax	$(3)	$(1)

Net gain from pension and other postretirement plans	$—	$1	Selling, general and administrative expense
	—	—	Provision for income tax
Net of tax	$—	$1

	For the Nine Months Ended
Accumulated Other Comprehensive Income Components	September 30, 2015	September 30, 2014	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$42	$30	Investment income
	(16)	(11)	Provision for income tax
Net of tax	$26	$19

Net gain on derivatives:
Foreign exchange contracts	$22	$15	Product sales revenue
Foreign exchange contracts	(1)	(7)	Cost of product sales
Interest rate swap	(17)	(6)	Other interest expense
Total net gain on derivatives before tax	4	2
	4	—	Provision for income tax
Net of tax	$8	$2

Net gain from pension and other postretirement plans	$—	$1	Selling, general and administrative expense
	—	—	Provision for income tax
Net of tax	$—	$1
12.  Restructuring and Acquisition-Related Charges

For the three and nine months ended September 30, 2015, we incurred restructuring and acquisition-related charges of $68 million and $226 million, respectively. For the three and nine months ended September 30, 2014, we incurred restructuring and acquisition-related charges of $39 million and $187 million, respectively. For the three and nine months ended September 30, 2015, EMC incurred $66 million and $200 million, respectively, of restructuring charges, primarily related to our current year restructuring programs, and $1 million and $4 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the nine months ended September 30, 2015, VMware incurred $20 million of restructuring charges, primarily related to its current year restructuring program. For the three and nine months ended September 30,

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015, VMware incurred $1 million and $2 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services.

For the three and nine months ended September 30, 2014, EMC incurred $31 million and $175 million, respectively, of restructuring charges, primarily related to our 2014 restructuring programs, and during the three and nine months ended September 30, 2014, EMC incurred $2 million and $3 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and nine months ended September 30, 2014, VMware incurred $6 million and $4 million, respectively, of restructuring charges, primarily related to its 2014 restructuring programs. For the nine months ended September 30, 2014, VMware incurred $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

In the first, second and third quarters of 2015, EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of approximately 1,320, 160 and 680 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Enterprise Content Division and Pivotal segments. All of these actions are expected to be completed within a year of the start of the program.

During 2014, EMC implemented restructuring programs to create further operational efficiencies which resulted in a workforce reduction of approximately 2,100 positions, of which 1,320, 210 and 240 positions were identified in the first, second and third quarters of 2014, respectively. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Enterprise Content Division segments. All of these actions were completed within a year of the start of the program.

In the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. All of these actions are expected to be completed within a year of the start of the program. During the third quarter of 2014, VMware eliminated approximately 90 positions across all major functional groups and geographies to streamline its operations.

For the three and nine months ended September 30, 2015, we recognized $5 million and $22 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and nine months ended September 30, 2014, we recognized $2 million and $10 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2016.

The activity for the restructuring programs is presented below (tables in millions):

Three Months Ended September 30, 2015:

2015 EMC Programs
Category	Balance as of June 30, 2015	2015 Charges	Utilization	Balance as of September 30, 2015
Workforce reductions	$89	$62	$(33)	$118
Consolidation of excess facilities and other contractual obligations	12	6	(3)	15
Total	$101	$68	$(36)	$133

Other EMC Programs
Category	Balance as of June 30, 2015	Adjustments to the Provision	Utilization	Balance as of September 30, 2015
Workforce reductions	$43	$(1)	$(14)	$28
Consolidation of excess facilities and other contractual obligations	13	(1)	(1)	11
Total	$56	$(2)	$(15)	$39

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2015:

2015 EMC Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of September 30, 2015
Workforce reductions	$—	$185	$(67)	$118
Consolidation of excess facilities and other contractual obligations	—	23	(8)	15
Total	$—	$208	$(75)	$133

Other EMC Programs
Category	Balance as of December 31, 2014	Adjustments to the Provision	Utilization	Balance as of September 30, 2015
Workforce reductions	$102	$(7)	$(67)	$28
Consolidation of excess facilities and other contractual obligations	19	(1)	(7)	11
Total	$121	$(8)	$(74)	$39

VMware Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of September 30, 2015
Workforce reductions	$8	$20	$(27)	$1
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$8	$20	$(27)	$1

Three Months Ended September 30, 2014:

2014 EMC Programs
Category	Balance as of June 30, 2014	2014 Charges	Utilization	Balance as of September 30, 2014
Workforce reductions	$98	$30	$(33)	$95
Consolidation of excess facilities and other contractual obligations	3	2	(2)	3
Total	$101	$32	$(35)	$98

Other EMC Programs
Category	Balance as of June 30, 2014	Adjustments to the Provision	Utilization	Balance as of September 30, 2014
Workforce reductions	$17	$(1)	$(6)	$10
Consolidation of excess facilities and other contractual obligations	18	—	(1)	17
Total	$35	$(1)	$(7)	$27

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

During the second quarter of 2015, VMware reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that VMware’s government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of VMware’s product revenues during the nine months ended September 30, 2015.

As of November 6, 2015, eleven lawsuits challenging the Merger have been filed purportedly on behalf of Company shareholders, of which eight were filed (or are now pending) in the Business Litigation Session of the Suffolk County Superior Court in Massachusetts, one was filed in the Middlesex County Superior Court in Massachusetts, and two were filed in the United States District Court for the District of Massachusetts.

All of the lawsuits are purported shareholder class actions advancing substantially the same allegations that the Merger Agreement was adopted in violation of the fiduciary duties of the Company’s directors and seeking injunctive relief to enjoin the merger, as well as other remedies. Certain of the lawsuits also allege that the Company, Denali Holding Inc., Dell Inc., Universal Acquisition Co., Silver Lake Partners, LLC, and/or MSD Partners, LLC aided and abetted the alleged breaches of fiduciary duty by the directors.

On October 23, 2015, the Company and its directors served a motion to consolidate all of the lawsuits then pending in state court in Massachusetts with and into the first-filed of those actions, IBEW Local No. 129 Benefit Fund v. Joseph M. Tucci, et al. That action names as defendants the Company and each member of its Board of Directors (as constituted as of October 12, 2015), Denali Holding Inc., Dell Inc., and Universal Acquisition Co.

On October 27, 2015, the Company and its directors served a motion to dismiss the amended complaint in the IBEW matter pursuant to provisions of the Massachusetts Business Corporation Act, M.G.L. c. 156D, § 7.40 et seq., and Rules 12(b)(6) and

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.1 of the Massachusetts Rules of Civil Procedure, on the basis that the complaint asserts a derivative action on behalf of the Company and should be dismissed for failure to make the requisite pre-suit demand on the Company.

On November 5, 2015, the Company and its directors filed motions (i) to stay or dismiss the actions pending in the United States District Court for the District of Massachusetts on the ground that those actions are duplicative of the actions pending in state court in Massachusetts; and (ii) to dismiss those same actions pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure on the ground that the complaints in those actions fail to allege a basis for the federal court’s subject matter jurisdiction.

No defendant has yet filed a responsive pleading in the other lawsuits.

The outcome of these lawsuits is uncertain, and additional lawsuits may be brought or additional claims advanced concerning the Merger. An adverse judgment for monetary damages could have an adverse effect on the Company’s operations. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.
14.  Segment Information
We manage the Company as a federation of businesses: EMC Information Infrastructure, VMware Virtual Infrastructure, Pivotal and Virtustream. EMC Information Infrastructure operates in three segments: Information Storage, Enterprise Content Division and RSA Information Security, while VMware Virtual Infrastructure and Pivotal each operate as single segments. The results of Virtustream are currently reported within our Information Storage segment.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three and nine months ended September 30, 2015 and 2014 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended
September 30, 2015
Revenues:
Product revenues	$2,424	$37	$106	$2,567	$22	$2,589
Services revenues	1,537	107	137	1,781	45	1,826
Total consolidated revenues	3,961	144	243	4,348	67	4,415

Gross profit	$2,071	$97	$163	$2,331	$24	$2,355
Gross profit percentage	52.3%	67.3%	66.9%	53.6%	36.2%	53.3%

Research and development				397	28	425
Selling, general and administrative				1,220	54	1,274
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				1,617	82	1,699
Operating income (expense)				$714	$(58)	$656

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Three Months Ended
September 30, 2015
Revenues:
Product revenues	$2,589	$680	$—	$3,269
Services revenues	1,826	984	—	2,810
Total consolidated revenues	4,415	1,664	—	6,079

Gross profit	$2,355	$1,451	$(101)	$3,705
Gross profit percentage	53.3%	87.2%	—%	60.9%

Research and development	425	274	103	802
Selling, general and administrative	1,274	651	220	2,145
Restructuring and acquisition-related charges	—	—	68	68
Total operating expenses	1,699	925	391	3,015

Operating income (expense)	656	526	(492)	690

Non-operating income (expense), net	2	4	—	6
Income tax provision (benefit)	185	89	(106)	168
Net income	473	441	(386)	528
Net income attributable to the non-controlling interest in VMware, Inc.	—	(77)	29	(48)
Net income attributable to EMC Corporation	$473	$364	$(357)	$480

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended
September 30, 2014
Revenues:
Product revenues	$2,595	$36	$114	$2,745	$17	$2,762
Services revenues	1,456	118	147	1,721	41	1,762
Total consolidated revenues	4,051	154	261	4,466	58	4,524

Gross profit	$2,238	$100	$173	$2,511	$27	$2,538
Gross profit percentage	55.2%	65.2%	66.3%	56.2%	46.9%	56.1%

Research and development				372	33	405
Selling, general and administrative				1,146	46	1,192
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				1,518	79	1,597
Operating income (expense)				$993	$(52)	$941

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Three Months Ended
September 30, 2014
Revenues:
Product revenues	$2,762	$638	$—	$3,400
Services revenues	1,762	870	—	2,632
Total consolidated revenues	4,524	1,508	—	6,032

Gross profit	$2,538	$1,304	$(99)	$3,743
Gross profit percentage	56.1%	86.5%	—%	62.0%

Research and development	405	263	99	767
Selling, general and administrative	1,192	586	212	1,990
Restructuring and acquisition-related charges	—	—	39	39
Total operating expenses	1,597	849	350	2,796

Operating income (expense)	941	455	(449)	947

Non-operating income (expense), net	(120)	6	—	(114)
Income tax provision (benefit)	207	99	(100)	206
Net income	614	362	(349)	627
Net income attributable to the non-controlling interest in VMware, Inc.	—	(73)	33	(40)
Net income attributable to EMC Corporation	$614	$289	$(316)	$587

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Nine Months Ended
September 30, 2015
Revenues:
Product revenues	$7,113	$103	$303	$7,519	$57	$7,576
Services revenues	4,539	333	427	5,299	128	5,427
Total consolidated revenues	11,652	436	730	12,818	185	13,003

Gross profit	$6,014	$291	$487	$6,792	$71	$6,863
Gross profit percentage	51.6%	66.8%	66.7%	53.0%	38.7%	52.8%

Research and development				1,219	79	1,298
Selling, general and administrative				3,591	156	3,747
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				4,810	235	5,045
Operating income (expense)				$1,982	$(164)	$1,818

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Nine Months Ended
September 30, 2015
Revenues:
Product revenues	$7,576	$1,899	$(76)	$9,399
Services revenues	5,427	2,863	—	8,290
Total consolidated revenues	13,003	4,762	(76)	17,689

Gross profit	$6,863	$4,143	$(375)	$10,631
Gross profit percentage	52.8%	87.0%	—%	60.1%

Research and development	1,298	788	286	2,372
Selling, general and administrative	3,747	1,896	642	6,285
Restructuring and acquisition-related charges	—	—	226	226
Total operating expenses	5,045	2,684	1,154	8,883

Operating income (expense)	1,818	1,459	(1,529)	1,748

Non-operating income (expense), net	7	24	(20)	11
Income tax provision (benefit)	494	285	(359)	420
Net income	1,331	1,198	(1,190)	1,339
Net income attributable to the non-controlling interest in VMware, Inc.	—	(224)	104	(120)
Net income attributable to EMC Corporation	$1,331	$974	$(1,086)	$1,219

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Nine Months Ended
September 30, 2014
Revenues:
Product revenues	$7,447	$108	$323	$7,878	$43	$7,921
Services revenues	4,260	358	425	5,043	118	5,161
Total consolidated revenues	11,707	466	748	12,921	161	13,082

Gross profit	$6,405	$300	$497	$7,202	$71	$7,273
Gross profit percentage	54.7%	64.4%	66.4%	55.7%	44.3%	55.6%

Research and development				1,106	98	1,204
Selling, general and administrative				3,388	133	3,521
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				4,494	231	4,725
Operating income (expense)				$2,708	$(160)	$2,548

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Nine Months Ended
September 30, 2014
Revenues:
Product revenues	$7,921	$1,807	$—	$9,728
Services revenues	5,161	2,502	—	7,663
Total consolidated revenues	13,082	4,309	—	17,391

Gross profit	$7,273	$3,761	$(290)	$10,744
Gross profit percentage	55.6%	87.3%	—%	61.8%

Research and development	1,204	737	298	2,239
Selling, general and administrative	3,521	1,725	606	5,852
Restructuring and acquisition-related charges	—	—	187	187
Total operating expenses	4,725	2,462	1,091	8,278

Operating income (expense)	2,548	1,299	(1,381)	2,466

Non-operating income (expense), net	(285)	21	11	(253)
Income tax provision (benefit)	584	274	(326)	532
Net income	1,679	1,046	(1,044)	1,681
Net income attributable to the non-controlling interest in VMware, Inc.	—	(211)	98	(113)
Net income attributable to EMC Corporation	$1,679	$835	$(946)	$1,568

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$3,318	$3,212	$9,602	$9,102
Europe, Middle East and Africa	1,630	1,672	4,811	4,933
Asia Pacific and Japan	787	821	2,311	2,346
Latin America, Mexico and Canada	344	327	965	1,010
Total	$6,079	$6,032	$17,689	$17,391

No country other than the United States accounted for 10% or more of revenues during the three and nine months ended September 30, 2015 or 2014.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,496 million at September 30, 2015 and $4,355 million at December 31, 2014. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $985 million at September 30, 2015 and $1,021 million at December 31, 2014. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at September 30, 2015 or December 31, 2014.

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
INTRODUCTION
We manage our company as a federation of businesses to capitalize on the emerging and rapidly growing trends of cloud computing, Big Data, mobile, social networking and security. Our federated businesses include EMC Information Infrastructure, Pivotal, VMware Virtual Infrastructure and Virtustream, which we acquired on July 9, 2015, to further develop our cloud services strategy.
To capitalize on these trends and align our businesses effectively, we have developed a market growth strategy that has four main pillars: our best-in class products and solutions that are or will be offered as a service, our continued focus on cloud services for both on and off premise implementations, a coordinated go-to-market approach led by a federation go-to-market organization and our leadership team and global talent. We believe these strategies enable us to become a more trusted partner to our customers as they embark on their digital transformation and transition to the hybrid cloud, and to drive the overall revenue and growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure, Pivotal and Virtustream. Additionally, we recently announced our intention to form a cloud services business in the first quarter of 2016, by combining EMC managed services business and Virtustream with VMware’s vCloud Air to address the large market potential for cloud offerings across hybrid cloud, mission critical workloads, and managed cloud environments.
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
In the second quarter of 2015, we initiated a cost reduction and business transformation program to better align our expenses and improve the operations of our federation of businesses. This program is primarily in response to increased pressure on our traditional storage businesses and accordingly, the vast majority of this program will be focused on our EMC Information Infrastructure segment. The goal of this new cost reduction and business transformation program is to reduce our current annual cost base by $850 million and currently addresses eleven major areas including direct materials procurement, facilities and manufacturing optimization and SKU simplification. We expect the $850 million reduction in our annual cost base to be achieved in 2017.

Proposed Transaction with Dell

On October 12, 2015, EMC and Denali Holding Inc. (“Parent”), the parent company of Dell Inc. (“Dell”), signed a definitive agreement (“Merger Agreement”) under which the Parent will acquire EMC Corporation, with VMware remaining a publicly-traded company. The combined company will be a leader in numerous high-growth areas of the $2 trillion information technology market, with a complementary portfolio, sales team and research and development (“R&D”) organization across four globally recognized technology franchises – servers, storage, virtualization and PCs – and brings together strong capabilities in the fast growing areas of the industry, including converged infrastructure, digital transformation, software-defined data center, hybrid cloud, mobile and security.
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 13, 2015, which includes the full text of the Merger Agreement included as Exhibit 2.1.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Enterprise Content Division, formerly known as Information Intelligence Group, and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share through our strong portfolio of offerings while investing in the business. During 2015, we have continued to invest in expanding our total addressable market through increased internal R&D and through business acquisitions, with a focus on flash, Big Data storage, software-defined storage and converged infrastructure to facilitate the enablement of hybrid cloud infrastructures. We have developed a product portfolio to address customer needs that enables the adoption of hybrid cloud approaches as most enterprises and organizations embark on IT transformation initiatives incorporating both new and traditional storage architectures including converged infrastructure, cloud services, Flash, storage sharing, and software-defined and software-managed architectures.
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

Historically, the majority of VMware license sales have been from its standalone vSphere product, which is included in its compute product category within its SDDC architecture. However, over the last two years, standalone vSphere product license sales have been declining. As the transformation of the IT industry continues, VMware expects that its growth of license sales will be increasingly derived from sales of its newer products, suites and services solutions across its SDDC portfolio. Hybrid cloud computing continued to grow during the three and nine months ended September 30, 2015. VMware’s AirWatch business models include an on-premise solution that it offers through the sale of perpetual licenses and an off-premise solution that it offers as software-as-a-service. AirWatch products and services continued to contribute to the growth of its end-user computing products during the three and nine months ended September 30, 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS
Revenues
The following tables present total revenue by our segments (in millions):

	For the Three Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Information Storage	$3,961	$4,051	$(90)	(2)%
Enterprise Content Division	144	154	(10)	(7)%
RSA Information Security	243	261	(18)	(7)%
Pivotal	67	58	9	16%
VMware Virtual Infrastructure	1,664	1,508	156	10%
Total consolidated revenues	$6,079	$6,032	$47	1%

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Information Storage	$11,652	$11,707	$(55)	—%
Enterprise Content Division	436	466	(30)	(6)%
RSA Information Security	730	748	(18)	(2)%
Pivotal	185	161	24	14%
VMware Virtual Infrastructure	4,762	4,309	453	11%
Corporate reconciling items	(76)	—	(76)	—%
Total consolidated revenues	$17,689	$17,391	$298	2%

Consolidated product revenues decreased 4% and 3% to $3,269 million and $9,399 million for both the three and nine months ended September 30, 2015, respectively. The decrease during the three month period was primarily driven by the decrease in Information Storage, somewhat offset by an increase in VMware Virtual Infrastructure. The decrease during the nine month period was primarily driven by the decrease in Information Storage as well as the VMware GSA settlement charge.

The Information Storage segment’s product revenues decreased 7% and 4% to $2,424 million and $7,113 million for the three and nine months ended September 30, 2015, respectively. These decreases were driven by the negative impact of foreign currency fluctuations and declines in our traditional storage product sales as customers continue to purchase these product categories primarily to cover short-term needs as they begin to drive digital transformation of their IT infrastructures.  Additionally, customers remained cautious about their transactional spend which resulted in a higher than expected number of unshipped orders at September 30, 2015. These decreases were partially offset by an increase in revenue resulting from the consolidation of VCE. Revenue from the high-end storage business decreased 12% and 11% for the three and nine months ended September 30, 2015, respectively, and revenue from the Unified and Backup Recovery business decreased 10% during both the three and nine months ended September 30, 2015. Revenue from the Emerging Storage business increased 27% and 30% for the three and nine months ended September 30, 2015, respectively, primarily due to increased demand for XtremIO, Isilon and Software-Defined-Storage.  XtremIO experienced triple-digit growth in both the three and nine months ended September 30, 2015, maintaining its lead in the all-flash-array market segment.  Isilon continued to gain traction in Big Data analytics running Hadoop workloads; and our Software-Defined-Storage portfolio that includes ViPR, Elastic Cloud Storage and ScaleIO continues to add new customers.

The Pivotal segment’s product revenues increased 26% and 32% to $22 million and $57 million for the three and nine months ended September 30, 2015, respectively, due to a triple digit increase in subscription orders for Pivotal CF and BDS, partially offset by a decrease in up-front license revenue. Pivotal is benefiting from the transition to next-gen applications by the enterprise and continues to expand the number of customers adopting Pivotal CF.

The VMware Virtual Infrastructure segment’s product revenues increased 7% and 5% to $680 million and $1,899 million for the three and nine months ended September 30, 2015, respectively. VMware’s license revenues increased during the three and nine months ended September 30, 2015 primarily due to increased sales from its emerging product offerings including AirWatch mobile solutions and VMware NSX, as well as revenues from its hybrid cloud offerings. Sales of products beyond standalone vSphere, including vSphere with Operations Management, also contributed to license revenues growth, partially offset by a decline

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

in its standalone vSphere product license sales. Partially offsetting these increases was the negative impact of certain factors including lower sales of standalone vSphere, changes in foreign currency fluctuations, and increased growth derived from its hybrid cloud and SaaS offerings for which revenue is recognized over time. Growth from its hybrid and SaaS offerings has resulted in less revenue being recognized up-front which has had an adverse impact on its growth rate during 2015.

The RSA Information Security segment’s product revenues decreased 7% and 6% to $106 million and $303 million for the three and nine months ended September 30, 2015, respectively, resulting from declines in non-strategic products which more than offset growth in the rest of the RSA portfolio. Security remains a high customer priority and RSA is increasingly focused on the rapidly growing security analytics and next generation identity management solution as well as extending its market leadership in governance, risk and compliance (“GRC”) which enables them to help customers secure their cloud-based IT environments.

The Enterprise Content Division segment’s product revenues were flat at $37 million and decreased 4% to $103 million for the three and nine months ended September 30, 2015, respectively. The decrease during the nine months ended September 30, 2015 was primarily due to the timing of revenue recognition due to the increase in subscription-based offerings with ratable revenue recognition, partially offset by increased license sales during the second and third quarters. This business continues to innovate to meet customers’ demand for technologies that work seamlessly in mobile cloud environments.

Included in EMC’s consolidated product revenues in the nine months ended September 30, 2015 is the VMware GSA settlement charge. During the second quarter of 2015, VMware reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that VMware’s government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction to product revenues during the nine months ended September 30, 2015 and included in corporate reconciling items as noted above.

Consolidated services revenues increased 7% and 8% to $2,810 million and $8,290 million for the three and nine months ended September 30, 2015, respectively. The consolidated services revenues increases were primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services and increased demand for professional services due to growth in its license sales and solution offerings.

The Information Storage segment’s services revenues increased 6% and 7% to $1,537 million and $4,539 million for the three and nine months ended September 30, 2015, respectively. The increase in services revenues was primarily attributable to higher revenue associated with maintenance services due to a larger installed base as well as an increase in renewals associated with aforementioned customer caution on transactional spend. We have experienced a growing demand for professional services as we assist with customers’ transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications.

The Pivotal segment’s services revenues increased 12% and 8% to $45 million and $128 million for the three and nine months ended September 30, 2015, respectively. Services revenues increased during both the three and nine months ended September 30, 2015 due to increases in professional services revenues resulting from continued strong demand for our Pivotal Labs services.

The VMware Virtual Infrastructure segment’s services revenues increased 13% and 14% to $984 million and $2,863 million for the three and nine months ended September 30, 2015, respectively. The increase in services revenues for both the three and nine months ended September 30, 2015 was primarily attributable to growth in VMware’s software maintenance revenues which benefited from renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In addition, professional services increased during both periods compared to the same periods in the prior year due to growth in VMware’s license sales and solution offerings.

The RSA Information Security segment’s services revenues decreased 7% to $137 million and increased slightly to $427 million for the three and nine months ended September 30, 2015, respectively. Services revenues decreased during the three months ended September 30, 2015 primarily due to decreases in professional services. Services revenues increased slightly during the nine months ended September 30, 2015 due to increases in maintenance revenues, resulting from continued demand for support from its installed base, somewhat offset by decreases in professional services.

The Enterprise Content Division segment’s services revenues decreased 9% and 7% to $107 million and $333 million for the three and nine months ended September 30, 2015, respectively. Services revenues decreased due to decreases in both maintenance and professional services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	September 30, 2015	September 30, 2014	% Change

United States	$3,318	$3,212	3%
Europe, Middle East and Africa	1,630	1,672	(3)%
Asia Pacific and Japan	787	821	(4)%
Latin America, Mexico and Canada	344	327	5%
Total revenues	$6,079	$6,032	1%

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	% Change

United States	$9,602	$9,102	5%
Europe, Middle East and Africa	4,811	4,933	(2)%
Asia Pacific and Japan	2,311	2,346	(1)%
Latin America, Mexico and Canada	965	1,010	(4)%
Total revenues	$17,689	$17,391	2%
Revenues increased in the three and nine months ended September 30, 2015 compared to the same periods in 2014 in the United States. Revenues decreased in the three and nine months ended September 30, 2015 compared to the same periods in 2014 in Europe, Middle East and Africa and in the Asia Pacific and Japan regions. Revenues increased in the three months and decreased in the nine months ended September 30, 2015 compared to the same periods in 2014 in Latin America, Mexico and Canada.
Changes in exchange rates negatively impacted consolidated revenue growth by 4% for both the three and nine months ended September 30, 2015. Changes in exchange rates which impacted consolidated revenues include negative impacts to growth in Europe, Middle East and Africa by 3% and Asia Pacific and Japan by 1% for both the three and nine months ended September 30, 2015. The negative impact of the change in rates was most significant for the Euro, Japanese Yen, Australian dollar, British pound and Brazilian real.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following tables present our costs and expenses, operating income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change

Cost of revenue:
Information Storage	$1,890	$1,813	$77	4%
Enterprise Content Division	47	54	(7)	(12)%
RSA Information Security	80	88	(8)	(8)%
Pivotal	43	31	12	39%
VMware Virtual Infrastructure	213	204	9	5%
Corporate reconciling items	101	99	2	2%
Total cost of revenue	2,374	2,289	85	4%
Gross margins:
Information Storage	2,071	2,238	(167)	(7)%
Enterprise Content Division	97	100	(3)	(4)%
RSA Information Security	163	173	(10)	(6)%
Pivotal	24	27	(3)	(10)%
VMware Virtual Infrastructure	1,451	1,304	147	11%
Corporate reconciling items	(101)	(99)	(2)	2%
Total gross margin	3,705	3,743	(38)	(1)%
Operating expenses:
Research and development(1)	802	767	35	5%
Selling, general and administrative(2)	2,145	1,990	155	8%
Restructuring and acquisition-related charges	68	39	29	76%
Total operating expenses	3,015	2,796	219	8%
Operating income	690	947	(257)	(27)%
Investment income, interest expense and other expenses, net	6	(114)	120	(106)%
Income before provision for income taxes	696	833	(137)	(16)%
Income tax provision	168	206	(38)	(18)%
Net income	528	627	(99)	(16)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(48)	(40)	(8)	21%
Net income attributable to EMC Corporation	$480	$587	$(107)	(18)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change

Cost of revenue:
Information Storage	$5,638	$5,302	$336	6%
Enterprise Content Division	145	166	(21)	(13)%
RSA Information Security	243	251	(8)	(3)%
Pivotal	114	90	24	26%
VMware Virtual Infrastructure	619	548	71	13%
Corporate reconciling items	299	290	9	3%
Total cost of revenue	7,058	6,647	411	6%
Gross margins:
Information Storage	6,014	6,405	(391)	(6)%
Enterprise Content Division	291	300	(9)	(3)%
RSA Information Security	487	497	(10)	(2)%
Pivotal	71	71	—	—%
VMware Virtual Infrastructure	4,143	3,761	382	10%
Corporate reconciling items	(375)	(290)	(85)	29%
Total gross margin	10,631	10,744	(113)	(1)%
Operating expenses:
Research and development(3)	2,372	2,239	133	6%
Selling, general and administrative(4)	6,285	5,852	433	7%
Restructuring and acquisition-related charges	226	187	39	21%
Total operating expenses	8,883	8,278	605	7%
Operating income	1,748	2,466	(718)	(29)%
Investment income, interest expense and other expenses, net	11	(253)	264	(104)%
Income before provision for income taxes	1,759	2,213	(454)	(21)%
Income tax provision	420	532	(112)	(21)%
Net income	1,339	1,681	(342)	(20)%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(120)	(113)	(7)	5%
Net income attributable to EMC Corporation	$1,219	$1,568	$(349)	(22)%
___________

(1)	Amount includes corporate reconciling items of $103 million and $99 million for the three months ended September 30, 2015 and 2014, respectively.

(2)	Amount includes corporate reconciling items of $220 million and $212 million for the three months ended September 30, 2015 and 2014, respectively.

(3)	Amount includes corporate reconciling items of $286 million and $298 million for the nine months ended September 30, 2015 and 2014, respectively.

(4)	Amount includes corporate reconciling items of $642 million and $606 million for the nine months ended September 30, 2015 and 2014, respectively.
Gross Margins

Overall our gross margin percentages were 60.9% and 62.0% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the gross margin percentage in the three months ended September 30, 2015 compared to 2014 was attributable to the Information Storage segment, which decreased overall gross margins by 180 basis points, and the Pivotal segment, which decreased overall gross margin by 14 basis points. This decrease was partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 82 basis points, the Enterprise Content Division segment, which increased overall gross margins by 4 basis points and the RSA Information Security segment, which increased overall gross margins by 1 basis point. In addition, the increase in corporate reconciling items, consisting of stock-based compensation and intangible asset amortization, decreased the consolidated gross margin percentage by 4 basis points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Overall our gross margin percentages were 60.1% and 61.8% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the gross margin percentage in the nine months ended September 30, 2015 compared to 2014 was attributable to the Information Storage segment, which decreased overall gross margins by 202 basis points, and the Pivotal segment, which decreased overall gross margins by 8 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 58 basis points, the RSA Information Security segment, which increased overall gross margins by 2 basis points, and the Enterprise Content Division segment, which increased overall gross margins by 5 basis points. In addition, the increase in corporate reconciling items, consisting of stock-based compensation and intangible asset amortization, decreased the consolidated gross margin percentage by 22 basis points.

The gross margin percentages for the Information Storage segment were 52.3% and 55.2% for the three months ended September 30, 2015 and 2014, respectively, and 51.6% and 54.7% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in gross margin percentage for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to the consolidation of VCE and foreign currency impacts to revenue that do not impact costs in the same manner, as our costs of sales tend to have less exposure to currency volatility. In addition, there were lower product volumes during the three and nine months ended September 30, 2015 compared to the same periods in 2014. These decreases were partially offset by an increase in the mix of services revenues which have higher gross margins.

The gross margin percentages for the Pivotal segment were 36.2% and 46.9% for the three months ended September 30, 2015 and 2014, respectively, and 38.7% and 44.3% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in gross margin percentage for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to a decrease in professional service margins due to the higher mix of professional services relative to agile development services.

The gross margin percentages for the VMware Virtual Infrastructure segment were 87.2% and 86.5% for the three months ended September 30, 2015 and 2014, respectively, and 87.0% and 87.3% for the nine months ended September 30, 2015 and 2014, respectively. The increase in gross margin percentage for the three months ended September 30, 2015 was due to slight increases in both product and service margins due to higher sales volume. The decrease in gross margin percentage for the nine months ended September 30, 2015 compared to the same period in 2014 was due to a higher mix of services revenues which have lower margins. In addition, costs of services revenues were higher than the comparable period in the prior year due to employee-related expenses resulting from organic growth in headcount. VMware’s acquisition of AirWatch, which occurred during the three months ended March 31, 2014, also contributed to the growth in employee-related expenses during the nine months ended September 30, 2015. Also contributing to the decrease in margin for the nine months ended September 30, 2015 was the growth in its SaaS and professional services offerings which led to an increase in professional services costs and increases in costs incurred to provide technical support as well as increases in equipment and depreciation costs.

The gross margin percentages for the RSA Information Security segment were 66.9% and 66.3% for the three months ended September 30, 2015 and 2014, respectively, and 66.7% and 66.4% for the nine months ended September 30, 2015 and 2014, respectively. Gross margins increased slightly for both the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to slight increases in both product and services margins.

The gross margin percentages for the Enterprise Content Division segment were 67.3% and 65.2% for the three months ended September 30, 2015 and 2014, respectively, and 66.8% and 64.4% for the nine months ended September 30, 2015 and 2014, respectively. The increase in gross margin percentage for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was driven by an increase in the mix of license revenues which have higher margins.

For segment reporting purposes, stock-based compensation and intangible asset amortization are recognized as corporate expenses and are not allocated among our various operating segments. The increase of $85 million in the corporate reconciling items impacting gross margins for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to the VMware GSA settlement. Also contributing to the increase for the nine months ended September 30, 2015 was a $6 million increase in intangible asset amortization.
Research and Development
Research and development expenses include payroll, stock-based compensation expense and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and facilities costs, and depreciation expense, intangible asset amortization and capitalized software development costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes our consolidated R&D expenses for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Research and development	$802	$767	$35	5%	$2,372	$2,239	$133	6%
Percentage of revenue	13%	13%			13%	13%
The increase in R&D expenses for the three months ended September 30, 2015 compared to 2014 was attributable to the EMC Information Infrastructure business, which increased overall R&D expenses by $25 million and the VMware Virtual Infrastructure business, which increased overall R&D expenses by $11 million. In addition, corporate reconciling items increased consolidated R&D expenses by $4 million. These increases were partially offset by the Pivotal business, which decreased overall R&D expenses by $5 million.
The increase in R&D expenses for the nine months ended September 30, 2015 compared to 2014 was attributable to the EMC Information Infrastructure business, which increased overall R&D expenses by $113 million and the VMware Virtual Infrastructure business, which increased overall R&D expenses by $51 million. These increases were partially offset by the Pivotal business, which decreased overall R&D expenses by $19 million. In addition, the decrease in corporate reconciling items decreased consolidated R&D expenses by $12 million.
The following table summarizes R&D expenses within EMC’s Information Infrastructure business for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Research and development	$397	$372	$25	7%	$1,219	$1,106	$113	10%
Percentage of revenue	9%	8%			10%	9%
R&D expenses within EMC’s Information Infrastructure business increased for the three and nine months ended September 30, 2015 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, and infrastructure costs. Personnel-related costs increased by $24 million and $73 million for the three and nine months ended September 30, 2015, respectively, primarily due to the consolidation of VCE and increased investments in our Emerging Storage business, partially offset by decreases in our traditional storage businesses. Also, infrastructure costs increased by $5 million and $27 million and depreciation related expense increased by $9 million and $25 million for the three and nine months ended September 30, 2015, respectively, as EMC continues to develop product software and service offerings. These increases were partially offset by a decrease in capitalized software development cost of $12 million and $32 million for the three and nine months ended September 30, 2015, respectively.
The following table summarizes R&D expenses within the Pivotal business for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Research and development	$28	$33	$(5)	(16)%	$79	$98	$(19)	(19)%
Percentage of revenue	41%	56%			43%	61%
R&D expenses within the Pivotal business decreased for the three and nine months ended September 30, 2015 primarily due to a decrease in personnel-related costs as the business transitioned away from non-strategic offerings during 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes R&D expenses within the VMware Virtual Infrastructure business for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Research and development	$274	$263	$11	4%	$788	$737	$51	7%
Percentage of revenue	16%	17%			17%	17%
R&D expenses within the VMware Virtual Infrastructure business increased for the three and nine months ended September 30, 2015 primarily due to growth in personnel-related expenses of $14 million and $50 million, respectively, due to organic growth in headcount and through the AirWatch acquisition, which was partially offset by the positive impact from fluctuations in the exchange rate between the U.S. dollar and foreign currencies. Additionally, depreciation related R&D expenses within the VMware Virtual Infrastructure business decreased for both the three and nine months ended September 30, 2015.
The following table summarizes corporate reconciling items within R&D expenses for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Corporate reconciling items	$103	$99	$4	4%	$286	$298	$(12)	(4)%
Corporate reconciling items within R&D, which consist of stock-based compensation expense and intangible asset amortization, increased for the three months ended September 30, 2015 primarily due to stock-based compensation expense, which increased by $6 million. For the nine months ended September 30, 2015, corporate reconciling items decreased primarily due to intangible asset amortization, which decreased by $5 million.
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
The following table summarizes our consolidated selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Selling, general and administrative	$2,145	$1,990	$155	8%	$6,285	$5,852	$433	7%
Percentage of revenue	35%	33%			36%	34%
The increase in SG&A expenses for the three months ended September 30, 2015 compared to 2014 was attributable to the Information Infrastructure business, which increased overall SG&A expenses by $74 million, the VMware Virtual Infrastructure business, which increased overall SG&A expenses by $65 million and the Pivotal business, which increased overall SG&A expenses by $8 million. In addition, corporate reconciling items increased consolidated SG&A expenses by $8 million.
The increase in SG&A expenses for the nine months ended September 30, 2015 compared to 2014 was attributable to the Information Infrastructure business, which increased overall SG&A expenses by $203 million, the VMware Virtual Infrastructure business, which increased overall SG&A expenses by $171 million and the Pivotal business, which increased overall SG&A expenses by $23 million. In addition, the increase in corporate reconciling items increased consolidated SG&A expenses by $36 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes SG&A expenses within EMC’s Information Infrastructure business for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Selling, general and administrative	$1,220	$1,146	$74	6%	$3,591	$3,388	$203	6%
Percentage of revenue	28%	26%			28%	26%
SG&A expenses within EMC’s Information Infrastructure business increased for the three and nine months ended September 30, 2015 primarily due to personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions. Personnel-related costs increased $60 million and $195 million and infrastructure cost increased $15 million and $14 million for the three and nine months ended September 30, 2015, respectively, primarily due to the consolidation of VCE, the acquisition of Virtustream and increased investments in our Emerging Storage business, partially offset by decreases in our traditional storage businesses. Partially offsetting the increase was a decrease in business development costs of $7 million and $9 million for the three and nine months ended September 30, 2015, respectively.
The following table summarizes SG&A expenses within the Pivotal business for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Selling, general and administrative	$54	$46	$8	17%	$156	$133	$23	17%
Percentage of revenue	81%	80%			84%	82%
SG&A expenses within the Pivotal business increased for the three and nine months ended September 30, 2015 primarily due to personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions. Personnel-related costs increased by $6 million and $13 million for the three and nine months ended September 30, 2015, respectively, as the business continues to build out its go-to-market capabilities.
The following table summarizes SG&A expenses within the VMware Virtual Infrastructure business for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Selling, general and administrative	$651	$586	$65	11%	$1,896	$1,725	$171	10%
Percentage of revenue	39%	39%			40%	40%
SG&A expenses within the VMware Virtual Infrastructure business increased for the three and nine months ended September 30, 2015 primarily due to growth in personnel-related costs of $24 million and $90 million, respectively, due to organic growth in headcount and through the AirWatch acquisition, which was partially offset by the positive impact from fluctuations in the exchange rate between the U.S. dollar and foreign currencies. Additionally, charitable donations, infrastructure and business development costs increased during the three and nine months ended September 30, 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes corporate reconciling items within SG&A expenses for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Corporate reconciling items	$220	$212	$8	4%	$642	$606	$36	6%
Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and acquisition and other related charges, increased for the three and nine months ended September 30, 2015, which was primarily due to an increase in stock-based compensation of $19 million and $23 million for the three and nine months ended September 30, 2015, respectively. The increase in corporate reconciling items for the nine months ended September 30, 2015 was due to an increase in acquisition and other related charges of $15 million, relating to the specified future employment conditions of AirWatch and DSSD employees.
Restructuring and Acquisition-Related Charges

In the second quarter of 2015, we initiated a cost reduction and business transformation program to better align our expenses and improve the operations of our federation of businesses. We expect to incur restructuring charges related to this program once the details are finalized and approved during the fourth quarter of 2015.

For the three and nine months ended September 30, 2015, we incurred restructuring and acquisition-related charges of $68 million and $226 million, respectively. For the three and nine months ended September 30, 2014, we incurred restructuring and acquisition-related charges of $39 million and $187 million, respectively. For the three and nine months ended September 30, 2015, EMC incurred $66 million and $200 million, respectively, of restructuring charges, primarily related to our current year restructuring programs, and $1 million and $4 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the nine months ended September 30, 2015, VMware incurred $20 million of restructuring charges, primarily related to its current year restructuring program. For the three and nine months ended September 30, 2015, VMware incurred $1 million and $2 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services.

For the three and nine months ended September 30, 2014, EMC incurred $31 million and $175 million, respectively, of restructuring charges, primarily related to our 2014 restructuring programs, and during the three and nine months ended September 30, 2014, EMC incurred $2 million and $3 million, respectively, of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three and nine months ended September 30, 2014, VMware incurred $6 million and $4 million, respectively, of restructuring charges, primarily related to its 2014 restructuring programs. For the nine months ended September 30, 2014, VMware incurred $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

In the first, second and third quarters of 2015, EMC implemented restructuring programs to create further operational efficiencies which will result in workforce reductions of approximately 1,320, 160 and 680 positions, respectively. The actions will impact positions around the globe covering our Information Storage, RSA Information Security, Enterprise Content Division and Pivotal segments. All of these actions are expected to be completed within a year of the start of the program.

During 2014, EMC implemented restructuring programs to create further operational efficiencies which resulted in a workforce reduction of approximately 2,100 positions, of which 1,320, 210 and 240 positions were identified in the first, second and third quarters of 2014, respectively. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Enterprise Content Division segments. All of these actions were completed within a year of the start of the program.

In the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. All of these actions are expected to be completed within a year of the start of the program. During the third quarter of 2014, VMware eliminated approximately 90 positions across all major functional groups and geographies to streamline its operations.

For the three and nine months ended September 30, 2015, we recognized $5 million and $22 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. For the three and nine months ended September 30, 2014, we

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

recognized $2 million and $10 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2016.
Investment Income
Investment income was $25 million and $76 million for the three and nine months ended September 30, 2015, respectively. Investment income was $29 million and $100 million for the three and nine months ended September 30, 2014, respectively. Investment income decreased for both the three and nine months ended September 30, 2015 when compared to the same periods in 2014 primarily due to a decrease in net realized gains.
For the three and nine months ended September 30, 2015, interest income was $28 million and $79 million, respectively, and net realized losses were $4 million and $6 million, respectively. For the three and nine months ended September 30, 2014, interest income was $24 million and $76 million, respectively, and net realized gains were $3 million and $19 million, respectively.
Interest Expense
Interest expense was $41 million and $121 million for the three and nine months ended September 30, 2015, respectively. Interest expense was $40 million and $108 million for the three and nine months ended September 30, 2014, respectively. Interest expense during the three and nine months ended September 30, 2015 and 2014 consists primarily of interest on the $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”), which we issued in June 2013.
The increase in interest expense for the three and nine months ended September 30, 2015 when compared to the same periods in 2014 is due primarily to the amortization of interest rate swap losses of $17 million during the nine months ended September 30, 2015, compared to $6 million in the nine months ended September 30, 2014.
Other Income (Expense), Net
Other income, net was $22 million and $56 million for the three and nine months ended September 30, 2015, respectively. Other expense, net was $103 million and $245 million for the three and nine months ended September 30, 2014, respectively. Other income (expense), net primarily consists of net gains and losses on strategic investments and foreign exchange gains and losses. During 2014, other income (expense), net also included our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC (“VCE”).
During the three months ended September 30, 2015, we recognized net gains from strategic investments of $16 million. During the nine months ended September 30, 2015, we recognized net gains from strategic investments of $66 million and foreign currency exchange gains of $7 million. These gains were partially offset by a fair value adjustment on an asset held for sale of $20 million for the nine months ended September 30, 2015.
During the three months ended September 30, 2014, we recognized net gains from strategic investments which were offset by foreign currency exchange losses. During the nine months ended September 30, 2014, we recognized net gains from strategic investments of $39 million. Included in the net gains on strategic investments during the nine months ended September 30, 2014 was a gain on previously held interests in strategic investments of $45 million and an impairment of a strategic investment of $33 million.
Prior to EMC’s acquisition of the controlling interest in VCE in December 2014, the VCE joint venture had been accounted for under the equity method and our consolidated share of VCE’s losses was based upon our portion of the overall funding. This represented our share of the net losses of the joint venture, net of equity accounting adjustments. During the three and nine months ended September 30, 2014, we incurred losses related to VCE of $101 million and $261 million, respectively.
Provision for Income Taxes

Our effective income tax rates were 24.1% and 23.9% for the three and nine months ended September 30, 2015, respectively. Our effective income tax rates were 24.7% and 24.0% for the three and nine months ended September 30, 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

subsidiaries. For the three and nine months ended September 30, 2014, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and state taxes. On December 19, 2014, the Tax Increase Prevention Act was signed into law. Some of the provisions were retroactive to January 1, 2014 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2014. Our effective income tax rates for the three and nine months ended September 30, 2015 and 2014 do not reflect any federal tax credit for increasing research activities.

Our effective income tax rate decreased in the three months ended September 30, 2015 from the three months ended September 30, 2014 due primarily to a decrease in tax contingency reserves and lower state taxes partially offset by a lower tax rate differential for international jurisdictions. There were also differences in discrete items, the net impact of which is immaterial. Our effective income tax rate for the nine months ended September 30, 2015 was consistent with our effective income tax rate for the nine months ended September 30, 2014.

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
Non-controlling Interest in VMware, Inc.
The net income attributable to the non-controlling interest in VMware was $48 million and $40 million for the three months ended September 30, 2015 and 2014, respectively, and was $120 million and $113 million for the nine months ended September 30, 2015 and 2014, respectively. The slight increase in the three and nine months ended September 30, 2015 compared to the same periods in 2014 was due to increases in VMware’s reported net income. VMware’s reported net income was $256 million and $194 million for the three months ended September 30, 2015 and 2014, respectively, and was $623 million and $560 million for the nine months ended September 30, 2015 and 2014, respectively. The weighted average non-controlling interest in VMware was approximately 19% for both the three and nine months ended September 30, 2015, and was approximately 20% for both the three and nine months ended September 30, 2014. EMC did not purchase any shares of VMware common stock during the three and nine months ended September 30, 2015.
Financial Condition
Proposed Transaction with Dell

On October 12, 2015, EMC and Denali signed a definitive Merger Agreement. EMC has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing outstanding EMC common stock. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements for the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Under the terms of the Merger Agreement, EMC may solicit alternative acquisition proposals from third parties until 11:59 p.m. on December 11, 2015. The Merger Agreement contains specified termination rights for both Parent and EMC, including that, in general, either party may terminate if the Merger is not consummated on or before December 16, 2016. If EMC terminates the Merger Agreement, we are required to pay Parent a termination fee of $2.5 billion (or, if EMC terminates for a superior proposal prior to December 12, 2015, the termination fee payable by EMC to Parent will be $2 billion).
Cash, Cash Equivalents and Investments

At September 30, 2015, our total cash, cash equivalents, and short-term and long-term investments were $14.3 billion. This balance includes approximately $7.2 billion held by VMware, of which $5.7 billion is held overseas and $1.5 billion is held in the U.S. and $7.1 billion held by EMC, of which $5.7 billion is held overseas and $1.4 billion is held in the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Under the terms of the Merger Agreement, EMC is required to provide Parent with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to repatriate cash to meet the requirements of the Merger. If these overseas funds are required to be repatriated to the U.S. in accordance with the Merger Agreement, we may be required to accrue and pay U.S. taxes to repatriate these funds.

We expect that existing domestic cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months. We expect to continue to generate positive cash flows from operations and to use cash generated by operations as a primary source of liquidity. Should we require more capital than is generated by our operations to fund discretionary activities, such as business acquisitions and share repurchases, we have the ability to raise capital through the issuance of commercial paper or by drawing on our credit facility at reasonable interest rates.

Cash Flow

The following table summarizes our cash flow activity for the nine months ended September 30, 2015 and 2014 (in millions):

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change
Cash provided by operating activities	$3,516	$4,292	$(776)
Cash used in investing activities	(3,050)	(2,606)	(444)
Cash used in financing activities	(1,346)	(3,438)	2,092
Effect of exchange rates on cash and cash equivalents	(139)	(84)	(55)
Net decrease in cash and cash equivalents	$(1,019)	$(1,836)	$817

Cash provided by operating activities consists primarily of cash collections from our customers somewhat offset by cash used for employee related expenditures, cash paid to suppliers for material and manufacturing costs and income tax payments.

The following table summarizes the primary drivers of the decrease in cash provided by operating activities for the nine months ended September 30, 2015 and 2014 (in millions):

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change
Cash received from customers	$19,375	$19,005	$370
Cash paid to suppliers and employees	(14,894)	(13,868)	(1,026)
Income taxes paid	(995)	(897)	(98)

Net cash provided by operating activities decreased by $776 million to $3,516 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase in cash paid to suppliers and employees due to general growth in the business to support the increased revenue base as well as income tax payments, which are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

tax audits, and which increased primarily due to higher pre-tax income in 2014 compared to 2013. These were partially offset by an increase in cash received from customers, attributable to an increase in sales volume.

Cash used in investing activities consists primarily of the timing of purchases, sales and maturities of our investments in available-for-sale securities, business acquisitions and the purchase of capital and other assets.

The following table summarizes the primary drivers of the increase in cash used in investing activities for the nine months ended September 30, 2015 and 2014 (in millions):

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change
Net (purchases) sales of available-for-sale securities	$(699)	$542	$(1,241)
Business acquisitions, net of cash acquired	(1,304)	(1,771)	467

Net cash used in investing activities decreased by $444 million to $3,050 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a decrease in cash spent on business acquisitions, partially offset by an increase in cash used in the net purchases and sales of available-for-sale securities. Acquisition activity varies from period to period based upon the number and size of acquisitions in a given period. During 2014, EMC had significant acquisition activity and VMware spent $1,068 million on the AirWatch acquisition. During the third quarter of 2015, EMC paid $1,219 million in net cash to acquire Virtustream. The net purchase and sales of available-for-sale securities varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt.

Cash used in financing activities consists primarily of net proceeds or payments from the issuance or repayment of short-term and long-term debt as well as proceeds from the issuance of common stock, stock repurchases and dividend payments.

The following table summarizes the primary drivers of the decrease in cash used in financing activities for the nine months ended September 30, 2015 and 2014 (in millions):

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change
Repurchase of EMC and VMware common stock	$(3,113)	$(1,824)	$(1,289)
Payment of long-term obligations	—	(1,665)	1,665
Net proceeds from the issuance of short-term obligations	1,968	—	1,968

Net cash used in financing activities decreased by $2,092 million to $1,346 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to cash inflows related to the net proceeds from the issuance of Commercial Paper in 2015 and cash outflows related to the repayment of convertible debt in 2014. These were partially offset by an increase in cash spent on EMC and VMware stock repurchases during 2015. During the nine months ended September 30, 2015 and 2014, we continued to return value to shareholders by spending cash to repurchase shares as part of our greater capital allocation strategy.

Share Repurchase

During the nine months ended September 30, 2015 and 2014, we spent $2,063 million and $1,374 million, respectively, to repurchase 76 million and 52 million shares of our common stock, and VMware spent $1,050 million and $450 million, respectively, to repurchase 13 million and 5 million shares of their common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Dividends
Our Board of Directors declared the following dividends during 2015 and 2014:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015
May 20, 2015	$0.115	July 1, 2015	$226	July 23, 2015
July 30, 2015	$0.115	October 1, 2015	$229	October 23, 2015

2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014
December 9, 2014	$0.115	January 2, 2015	$234	January 23, 2015

Short-Term Debt

On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of September 30, 2015, we were in compliance with required covenants and we had not borrowed any funds under the credit facility. At November 6, 2015, we had $600 million borrowed under the credit facility.

On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of September 30, 2015, we were in compliance with customary required covenants. At September 30, 2015, we had 1,970 million of Commercial Paper outstanding. At November 6, 2015, we had $1,565 million of Commercial Paper outstanding.

Long-Term Debt

In June 2013, we issued $5.5 billion aggregate principal amount of senior Notes which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted $1.725 billion 1.75% convertible senior notes due 2013 Notes (“2013 Notes”) as well as for general corporate purposes including stock repurchases, business acquisitions, dividend payments, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of September 30, 2015, we were in compliance with all debt covenants, which are customary in nature.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Our non-GAAP operating results for the three months ended September 30, 2015 and 2014 were as follows (in millions):

	For the Three Months Ended
	September 30, 2015	September 30, 2014
Gross margin	$3,806	$3,842
Gross margin percentage	62.6%	63.7%
Operating income	1,182	1,396
Operating margin percentage	19.4%	23.1%
Income tax provision	274	306
Net income attributable to EMC	837	903
Diluted earnings per share attributable to EMC	$0.43	$0.44

The decrease in non-GAAP gross margin for the period was attributable to lower sales volume and higher costs of revenue in Information Storage, partially offset by higher sales volume in VMware Virtual Infrastructure. The decrease in non-GAAP gross margin percentage for the three months ended September 30, 2015 was primarily attributable to a decrease in Information Storage gross margins. Information Storage gross margins decreased year over year primarily due to decreases in product margins resulting from the consolidation of VCE and foreign currency impacts to revenue that do not impact costs in the same manner, as our costs of sales tend to have less exposure to currency volatility. These decreases were partially offset by an increase in the mix of services revenues which have higher gross margins.

The decrease in the non-GAAP operating income for the three months ended September 30, 2015 was primarily attributable to an increase in EMC Information Infrastructure operating expenses resulting from the consolidation of VCE. Non-GAAP operating margin percentage decreased for the three months ended September 30, 2015 primarily due to a decrease in gross margin percentage and a decrease in operating margin driven by the consolidation of VCE.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended September 30, 2015
	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,705	$690	$168	$480	$0.25
Stock-based compensation expense	39	282	65	198	0.10
Intangible asset amortization	62	100	28	67	0.03
Restructuring charges	—	66	11	55	0.03
Acquisition and other related charges	—	44	14	26	0.01
R&D tax credit	—	—	(12)	11	0.01
Non-GAAP	$3,806	$1,182	$274	$837	$0.43

	For the Three Months Ended September 30, 2014
	Gross margin	Operating income	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,743	$947	$206	$587	$0.28
Stock-based compensation expense	37	255	60	174	0.09
Intangible asset amortization	62	102	30	67	0.03
Restructuring charges	—	37	9	27	0.01
Acquisition and other related charges	—	55	15	35	0.02
R&D tax credit	—	—	(12)	11	0.01
VMware litigation and other contingencies	—	—	(2)	2	—
Non-GAAP	$3,842	$1,396	$306	$903	$0.44

We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the three months ended September 30, 2015, our free cash flow was $1,033 million, a decrease of 23% compared to the free cash flow generated for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our free cash flow was $2,434 million, a decrease of 24% compared to the free cash flow generated for the nine months ended September 30, 2014. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service and issue debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cash Flow from Operations	$1,403	$1,701	$3,516	$4,292
Capital expenditures	(222)	(222)	(671)	(693)
Capitalized software development costs	(148)	(137)	(411)	(382)
Free Cash Flow	$1,033	$1,342	$2,434	$3,217

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $3,516 million and $4,292 million for the nine months ended September 30, 2015 and 2014, respectively, cash used in investing activities of $3,050 million and $2,606

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

million for the nine months ended September 30, 2015 and 2014, respectively, and net cash used in financing activities of $1,346 million and $3,438 million for the nine months ended September 30, 2015 and 2014, respectively.

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

As of November 6, 2015, eleven lawsuits challenging the Merger have been filed purportedly on behalf of Company shareholders, of which eight were filed (or are now pending) in the Business Litigation Session of the Suffolk County Superior Court in Massachusetts, one was filed in the Middlesex County Superior Court in Massachusetts, and two were filed in the United States District Court for the District of Massachusetts.

All of the lawsuits are purported shareholder class actions advancing substantially the same allegations that the Merger Agreement was adopted in violation of the fiduciary duties of the Company’s directors and seeking injunctive relief to enjoin the merger, as well as other remedies. Certain of the lawsuits also allege that the Company, Denali Holding Inc., Dell Inc., Universal Acquisition Co., Silver Lake Partners, LLC, and/or MSD Partners, LLC aided and abetted the alleged breaches of fiduciary duty by the directors.

On October 23, 2015, the Company and its directors served a motion to consolidate all of the lawsuits then pending in state court in Massachusetts with and into the first-filed of those actions, IBEW Local No. 129 Benefit Fund v. Joseph M. Tucci, et al. That action names as defendants the Company and each member of its Board of Directors (as constituted as of October 12, 2015), Denali Holding Inc., Dell Inc., and Universal Acquisition Co.

On October 27, 2015, the Company and its directors served a motion to dismiss the amended complaint in the IBEW matter pursuant to provisions of the Massachusetts Business Corporation Act, M.G.L. c. 156D, § 7.40 et seq., and Rules 12(b)(6) and 23.1 of the Massachusetts Rules of Civil Procedure, on the basis that the complaint asserts a derivative action on behalf of the Company and should be dismissed for failure to make the requisite pre-suit demand on the Company.

On November 5, 2015, the Company and its directors filed motions (i) to stay or dismiss the actions pending in the United States District Court for the District of Massachusetts on the ground that those actions are duplicative of the actions pending in state court in Massachusetts; and (ii) to dismiss those same actions pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure on the ground that the complaints in those actions fail to allege a basis for the federal court’s subject matter jurisdiction.

No defendant has yet filed a responsive pleading in the other lawsuits.

The outcome of these lawsuits is uncertain, and additional lawsuits may be brought or additional claims advanced concerning the Merger. An adverse judgment for monetary damages could have an adverse effect on the Company’s operations. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.
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

The announcement and pendency of the Dell transaction may adversely affect our business.

Uncertainty about the effect of the proposed merger on our employees, customers, and other parties may have an adverse effect on our business. Such uncertainty may impair our ability to attract, retain, and motivate our employees, including key personnel and could cause customers, suppliers, and others to seek to change existing business relationships or delay or defer certain business decisions with us.

Pursuant to the terms of the merger agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the proposed merger closes or the merger agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous, and our business and operations could be negatively affected by such limitations.

We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed merger. We will be required to pay such costs relating to the transaction whether or not the merger is completed.

Failure to consummate the Dell transaction could have a material adverse impact on our business and financial results.

There can be no assurance that the proposed merger with Denali will occur. Consummation of the merger is subject to certain conditions, including, among others, (i) approval by our shareholders; (ii) the absence of an order or law prohibiting consummation of the merger; (iii) the expiration or termination of the waiting period under the HSR Act and the receipt of consents under other specified antitrust laws; (iv) the absence of a material adverse effect on us; (v) the accuracy of the parties’ respective representations and warranties; and (vi) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied. In addition, the closing may not occur if the required financing for the transaction is unavailable or delayed.

The Merger Agreement also contains certain termination rights for both us and Denali, and in certain specified circumstances upon termination of the Merger Agreement, including a termination by us to enter into an agreement for a superior proposal, we will be required to pay Denali a termination fee. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.

The Merger Agreement provides for limited remedies for us in the event of a breach by Dell or its affiliates, including the right to a reverse termination fee payable under certain specified circumstances. There can be no assurance that a remedy will be available to us in the event of a breach or that any damages incurred by us in connection with the merger will not exceed the amount of the reverse termination fee. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed transaction. In addition, if the merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be completed.

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

We may become involved in litigation that may materially adversely affect us.

We are involved in various legal proceedings in connection with our proposed merger. From time to time, we may also become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

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

We held $9.0 billion in short- and long-term investments as of September 30, 2015. These investments consist primarily of investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause these investments to decline in value or could otherwise impact the liquidity of our portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the U.S. Tax Court due to other outstanding procedural issues. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. The I.R.S. has the right to appeal the U.S. Tax Court decision. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

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
Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE THIRD QUARTER OF 2015
(table in millions, except per share amounts)

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	1		$26.84	—	223
August 1, 2015 – August 31, 2015	1		26.82	—	223
September 1, 2015 – September 30, 2015	—		—	—	223
Total	2	(2)	$26.83	—	223
__________________________

(1)
Except as noted in note (2), all shares were purchased in open-market transactions pursuant to our previously announced authorization by our Board of Directors in December 2014 to repurchase a total of 250 million shares of our common stock. This repurchase authorization does not have a fixed termination date.

(2)	Includes 2 million shares withheld from employees for the payment of taxes
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.
Item 6.    EXHIBITS

(a)	Exhibits
See index to Exhibits on page 68 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2015	EMC CORPORATION

	By:	/s/ Zane C. Rowe
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

4.3	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee. (3)
10.1	Agreement and Plan of Merger, by and among, EMC Corporation, Embrace Merger Corporation, Virtustream Group Holdings, Inc. and the Stockholder Representative named therein, dated May 22, 2015. (4)
10.2	Virtustream Group Holdings, Inc. 2009 Equity Incentive Plan, as amended. (filed herewith)
10.3	Agreement and Plan of Merger, dated as of October 12, 2015, among Denali Holding Inc., Dell Inc., Universal Acquisition Co. and EMC Corporation (5)
10.4*	Form of Change in Control Severance Agreement for Executive Officers. (filed herewith)
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

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 3, 2013 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed June 6, 2013 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed July 9, 2015 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed October 13, 2015 (No. 1-9853).