Form 10-K
period 2015-12-31
EMC CORP
filed 2016-02-25
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $50,627,600,803 based upon the closing price on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015).
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 29, 2016 was 1,947,047,380.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

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
We manage our company as a federation of businesses in order to capitalize on the emerging and rapidly growing trends of cloud computing, Big Data, mobile, social networking and security. Our federated businesses include EMC Information Infrastructure, VMware Virtual Infrastructure, Pivotal and Virtustream, which we acquired on July 9, 2015, to further develop our cloud services strategy. We believe the combined strength of our federated businesses allows us to enable the digital enterprise through business and IT transformation via trusted hybrid cloud, modern application development, Big Data and cyber security solutions.
As data centers become more agile, managing information becomes central to our customers’ operations. EMC Information Infrastructure provides a foundation for organizations to store, manage, protect, analyze and secure ever-increasing quantities of information, while at the same time improving business agility, lowering cost and increasing competitive advantage. These benefits can be greatly enhanced with virtualization. VMware Virtual Infrastructure, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is a leader in virtualization and cloud infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. EMC’s majority-owned Pivotal Software, Inc. (“Pivotal”) is a leading provider of application and data infrastructure software, agile development services and data science consulting. Pivotal has built a new platform comprising next-generation data fabrics, application fabrics and a cloud-independent platform-as-a-service (“PaaS”). Virtustream runs mission critical business applications on its own modern cloud architecture. Additionally, we recently combined EMC managed services and EMC object storage services with Virtustream to offer a portfolio of cloud-based solutions for tiered data storage, archiving backup and disaster recovery.
Under our federation model, each of the businesses operates independently to build its own ecosystem and culture, operate with greater speed and agility and offer customers technology solutions that are free from vendor lock-in. At the same time, our businesses are strategically aligned in the mission to lead customers and partners through unprecedented transformational shifts occurring in IT. We believe this ability to draw on resources from across the federation to offer tightly integrated solutions that can be rapidly deployed while retaining choice for customers seeking flexibility is a distinct competitive advantage.
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

Proposed Transaction with Dell

On October 12, 2015, EMC and Denali Holding Inc. (“Denali”), the parent company of Dell Inc. (“Dell”), signed a definitive agreement (“Merger Agreement”) under which Denali will acquire EMC Corporation, with VMware remaining a publicly-traded company. The combined company will be a leader in numerous high-growth areas of the $2 trillion information technology market, with a complementary portfolio, sales team and research and development (“R&D”) organization across four globally recognized technology franchises - servers, storage, virtualization and PCs - and brings together strong capabilities in the fast growing areas of the industry, including converged infrastructure, digital transformation, software-defined data center, hybrid cloud, mobile and security.

For additional information related to the Merger Agreement, please refer to the Preliminary Proxy Statement on Form 14-A filed with the Securities and Exchange Commission (“SEC”) on February 12, 2016, which includes the full text of the Merger Agreement included as Annex A.

Industry and Strategic Overview

The IT industry is experiencing one of the most disruptive periods of transition in its history. Macro trends toward technology that is mobile, social, cloud-based and Big Data-driven are forming what has become known as the third platform of IT, which is based on next-generation technologies. As a result, enterprise customers are investing beyond traditional IT solutions built for the client-server era, known as the second platform, and increasingly building out solutions that accommodate the new architectures of the third platform of IT. While the second platform of IT continues to support the vast majority of enterprise workloads, much of the new data that is being generated, stored and managed by enterprises is best accommodated by third-platform technologies. As a result, customers are seeking solutions that bridge the two platforms. Enterprises today are focused on building hybrid clouds consisting of IT assets both on and off premise.
The adoption of the third platform is changing the way IT is built, operated and consumed. IT leaders around the world are transforming the way they operate, and forging a new, always-on, data-driven computing infrastructure that can be accessed from anywhere in the world by a highly mobile and social workforce.
Contributing to the rise of the third platform is the unrelenting expansion of the world’s data, which is expected to double in size every two years. Cloud infrastructures represent the best platform for organizations to leverage the massive quantities of data generated by the proliferation of smart phones, social networks, machine-to-machine communications and sensor networks. For businesses, this new relationship to Big Data is enabling profound opportunities for operational efficiency, strategic insights and solving some of the world’s biggest problems. Hybrid clouds provide businesses with the ability to harness the power of Big Data by integrating it with proprietary, on-premise data and applications.
Yet, the increasing sophistication of cyber criminals stands as a primary obstacle to accessing the full benefits of cloud computing and Big Data. To realize true adoption, applications and services must be delivered on a fully trusted IT infrastructure.

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
In order for the IT organization to become more agile and responsive to business and consumer needs, the IT infrastructure must be made more efficient, so it can act as an enabler of business. To achieve this, data centers are becoming more and more driven by policy-based automation that improves the productivity and effectiveness of its operators. Such “software-defined data centers” feature virtualized infrastructure -- consisting of software-defined computing, software-defined networking, software-defined storage and software-defined security -- that can respond instantly to changing operating conditions and business imperatives.
Cloud
Many companies are building a “private cloud” inside their own data centers - consolidating, standardizing, virtualizing and then automating much of the existing infrastructure and applications. Many organizations also look to hosted, off premise cloud services, delivered by service providers that can run business applications, provide additional compute and storage capacity, and provide business continuity options. These public clouds will continue to provide and expand consumable IT services, especially for emerging development and analytic applications. IT departments are thus coming to rely on a combination of private cloud, managed private clouds and public cloud infrastructures - moving to a hybrid cloud model.

With this in mind, companies choose EMC as their IT transformation partner for three reasons:

•	First, we believe we deliver the greatest improvements in efficiency of the IT infrastructure;

•	Second, we provide IT with a solution that gives companies confidence in their control of critical data and applications; and

•
Third, we offer choice - retaining an open architecture with the ability to run a broad range of applications on both virtual and physical infrastructure, and with platform-as-a-service that provides a foundation for next-generation applications to run on a variety of clouds.

Big Data

The continued growth of data in the digital universe creates a huge challenge for IT departments that must store and manage information, but Big Data also creates huge opportunities for a new generation of applications that help organizations turn massive amounts of data into insight and competitive advantage.
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
An increasingly mobile workforce along with increasing use of hosted or public cloud services challenges the boundaries that define enterprise IT and the notion of a perimeter-based approach to cybersecurity. As the value of enterprise information grows, security threats become stealthier, more pervasive and more advanced. A Big Data approach to security analyzes vast flows of information and patterns of behavior in order to spot anomalies in activity. IT must move from an approach of static security to dynamic security in order to secure trust in cloud computing models.
In the cloud era, trust in IT is achieved when an organization can anticipate, identify and repel advanced threats while ensuring availability of applications, systems and data. With our emphasis on innovations like RSA security analytics and forensics, advanced data protection and next-generation backup, EMC plays a central role in enabling trusted cloud environments.

EMC Federated Solutions
EMC Information Infrastructure, VMware, Pivotal and Virtustream form a unique federation of strategically aligned businesses, each focused and free to execute individually or together. The federation provides customers with modern data center infrastructure solutions and choice for the software-defined enterprise and the emerging third platform of cloud, mobile, social and Big Data, transformed by billions of users and millions of apps.
The ability of our federated businesses to work together results in differentiated solutions, including Enterprise Hybrid Cloud (“EHC”) and Business Data Lake, with broad transformational capabilities which allow our customers to maximize their control, efficiency and choice.

Enterprise Hybrid Cloud
EMC’s EHC solutions provide customers with a single platform designed to reduce the cost of delivering mission-critical IT services, while providing the financial transparency, on-demand services and agility that businesses need. We deliver on this by combining the control, reliability and confidence of the private cloud with the simplicity, flexibility and cost efficiency of public clouds to transform delivery of IT services. Workflows and application blueprints transform what was once manual into automated infrastructure provisioning, on-demand, with management insights and cost transparency. Built-in security and data protection allows customers to run a hybrid cloud with confidence.
Designed, integrated and tested in EMC federation labs with best-in-class technologies, automated workflows and application templates, our EHC solutions can be deployed in as little as 28 days as the foundation for Infrastructure-as-a-Service. Deliver Anything-as-a-Service with add-on modules for data protection, disaster recovery, continuous availability, applications, Hadoop, encryption, continuous software release orchestration, ecosystem extensions and more. With thousands of engineering hours, the federation brings together best-in-class products and services from EMC Information Infrastructure, Virtustream and VMware to create fully integrated, enterprise-ready solutions.
Business Data Lake
EMC’s data lake strategy is a holistic approach that brings data, applications and analytics together. Data is ingested, cataloged, inventoried and controlled regardless of the source or destination. Analytics capabilities are delivered where needed, down to the point of data inception and ingest.
EMC provides a complete, entirely flexible solution with the broadest choice of data lake foundation platforms powered by industry-leading, scale-out object, file and block storage platforms. This makes it easy to collect, store, manage, protect and analyze data through a single shared storage platform. With all of an organization’s data in one place, EMC’s data lake makes accessing and analyzing it even easier with industry-standard protocol support (Hadoop) and certified integrations of leading Business Analytics Application vendors such as Cloudera, Splunk, Hortonworks, Pivotal and more.
EMC’s fully-engineered, enterprise-grade data lake solutions are built on federation solutions from EMC Information Infrastructure, Pivotal and VMware. Some of EMC’s solutions solving Big Data needs include EMC Isilon and EMC Elastic Cloud Storage (“ECS”). With EMC Isilon scale-out NAS, customers can aggregate big data sets onto a powerful yet easy-to-manage storage platform that provides massive scalability, high performance, unmatched efficiency and operational flexibility to support a wide range of applications. EMC ECS is a software-defined, cloud scale object and HDFS storage platform that has the ability to efficiently store billions of objects, while delivering data anywhere to any device.

EMC Information Infrastructure Products and Offerings

Information Storage Segment

EMC offers a comprehensive portfolio of enterprise storage systems and software - including high-end VMAX and mid-tier VNX and all-flash XtremIO storage arrays that have rapidly become one of the fastest-growing products in EMC’s history. EMC Isilon and ECS are storage families specifically designed to handle vast quantities of unstructured data, while software offerings such as ViPR and Storage Resource Manager (“SRM”) automate the provisioning and management of storage networks and arrays. Complementing these storage platforms, EMC also offers a portfolio of backup products that supports a wide range of enterprise application workloads. As the foundation of an information infrastructure within traditional data centers, virtual data centers and cloud-based IT infrastructures, EMC storage systems can be deployed in storage-area networks (“SAN”), networked-attached storage (“NAS”), unified storage combining NAS and SAN, object storage and/or direct-attached storage environments. Customer adoption of EMC’s storage products and offerings in 2015 was driven by storage innovations, new features and capabilities, and a focused emphasis on expanding EMC’s partner ecosystem.
EMC continues to lead the high-end and mid-range storage markets. In 2015, EMC built on this leadership with an expanded set of new data services and capabilities that further automate, consolidate and protect mission-critical IT operations. This new approach to enterprise storage architectures separates software-based services from the underlying hardware, allowing these capabilities to extend to other platforms.
The significant demand for flash storage continued to benefit EMC in 2015 given our comprehensive flash portfolio, which includes flash-optimized hybrid arrays, server-flash solutions and all-flash arrays. In 2015, we unveiled XtremIO version 4.0 through a non-disruptive software upgrade. This new version supports larger all-flash array configurations, expands on-demand capabilities and consolidates workloads at unprecedented levels of performance and availability. XtremIO 4.0 uses a scale-out architecture that more than doubles the density of the previous system with 40TBs per X-Brick and offering configuration of up to eight 40TB X-Bricks, with non-disruptive performance and capacity expansions that automatically re-balance data to maintain consistent and predictable sub-millisecond performance. With these improvements, EMC remained the all-flash market leader in 2015 and XtremIO generated more than $1 billion in revenue. In addition, EMC’s comprehensive flash portfolio addresses different market segments, use cases, workloads, applications, budgets and deployment scenarios based on customer needs.
EMC Isilon storage systems continue to give high performance at reduced costs for Big Data storage via a scale-out NAS architecture that delivers both capacity and performance alongside simplified management. In 2015, EMC announced the next generation Isilon scale-out NAS Data Lake, which includes new products, features and capabilities that allow enterprises to scale easily to edge locations as well as public clouds. The new IsilonSD Edge and Isilon Cloud Pools enhance the Data Lake by allowing unstructured data to be available not only within the core data center, but also at data center edge locations, such as remote offices, and archived in the cloud. The new Isilon solutions consolidate multiple workloads and allow users to access and analyze data from all locations. The new solutions will be generally available in early 2016.
In July 2015, EMC completed its acquisition of Virtustream. Virtustream represents a transformational element of EMC’s strategy to help customers move all applications to cloud-based IT environments. With the addition of Virtustream, EMC completes the industry’s most comprehensive hybrid cloud portfolio to support all applications, all workloads and all cloud models.
Virtustream is trusted by enterprises worldwide to migrate, run and manage mission-critical applications in the cloud. Virtustream’s cloud software and Infrastructure-as-a-Service portfolio will be delivered directly to customers and through partners. EMC federation service provider partners will receive access to Virtustream’s xStream cloud management software platform and be enabled to adopt and deliver their own branded services based upon it. Additionally, we recently combined EMC managed services and EMC object storage services with Virtustream to offer a portfolio of cloud-based solutions for tiered data storage, archiving backup and disaster recovery.
Converged Infrastructure
Enterprises are increasingly turning towards converged infrastructure to simplify deployments and increase efficiency in their data centers. VCE Vblock systems accelerate the adoption of cloud-based computing models that reduce the cost of IT, simplify operations and increase business agility, enabling customers to transform their IT for faster time to market. VCE solutions are available through an extensive partner network, and cover horizontal applications, vertical industry offerings, and application development environments, allowing customers to focus on business innovation instead of integrating, validating and managing IT infrastructure. Throughout 2015, VCE expanded its portfolio of offerings to address new customer use cases and emerging industry trends.
In 2015, EMC expanded its converged infrastructure offering with VxRACK - the industry’s first hyperconverged rackscale system. VxRACK enables enterprises and service providers to simplify the deployment of next generation scale out mobile, cloud and distributed Tier 2 applications. The system enables customers to start from dozens of servers and scale to many thousands of servers -- tens of petabytes of storage capacity while delivering the highest performance and value per IOP. VxRACK systems are fully software-defined and support a choice of hypervisors and software stacks.
EMC Global Services

EMC Global Services (“GS”) enables customers and partners to transform IT, realize the agility and efficiency of a trusted cloud and capitalize on the competitive advantage of Big Data. Our 17,000+ services professionals worldwide, plus our global network of partners, deliver the skills, knowledge and experience organizations need to accelerate their cloud, Big Data and trust initiatives and get the maximum value from their EMC technology investments. We provide a broad and comprehensive mix of services and consulting capabilities to assist customers with every phase of their journey - from developing a strategy to designing, deploying, operating and supporting their IT environment, and providing their workforce with the necessary skills, knowledge and certifications.
Global Services continually enhances its services portfolio and skills to support EMC’s strategies and to stay ahead of rapidly evolving market and customer demands. We have invested in several new professional services offerings that enable our customers to realize the benefits of hybrid clouds. We help clients transform infrastructure, operating models and applications. For example, GS plays an integral role in accelerating time-to-value via the aforementioned EHC Solution.

Underpinning our course offerings is EMC Proven Professional, a leading education and certification program in the IT industry. The knowledge, expertise and thought leadership provided by certified EMC Proven Professionals is increasingly vital as the IT industry undergoes transformation.

In 2015, Global Services continued to achieve record-high customer satisfaction scores and earned multiple industry awards for our exemplary customer service around our customer-centric service culture and our excellence in online service and support.
RSA Information Security Segment
RSA, the Security Division of EMC, provides essential cybersecurity capabilities that fuse comprehensive visibility with advanced analytics designed to enable more effective detection and response, and drive faster, better-informed decisions to help manage an organization’s security and risk posture. RSA solutions are engineered to enable organizations to detect, investigate and respond to advanced attacks; confirm and manage identities; and ultimately, help reduce IP theft, fraud and cybercrime.
RSA released a number of innovations throughout 2015. Most notably, RSA introduced the RSA Via portfolio of Smart Identity solutions, engineered to combine authentication, identity and access management, and identity governance silos into one unified solution that allows dynamic, end-to-end identity management across diverse systems and users. Identity and credential manipulation have become a fundamental part of cyber-attack campaigns, enabling adversaries to initially breach organizations and facilitate lateral movement once inside to get to an organization’s digital “crown jewels.” The RSA Via portfolio of solutions - including RSA Via Access, RSA Via Lifecycle and RSA Via Governance along with RSA SecurID authentication and RSA Adaptive Authentication - is designed to address the convenience needs of end-users and security needs of business.
Also in 2015, RSA updated its other growth portfolio products including RSA Security Analytics, RSA ECAT and RSA Archer GRC. RSA Security Analytics was engineered to enhance its ability to provide visibility from the endpoint to the cloud, giving organizations the necessary context to help detect and respond to today’s advanced attack campaigns before they can damage the business. RSA ECAT is now built to enable active endpoint defense against advanced threats by rapidly detecting and blocking or quarantining suspicious files and processes without the need for signatures, even while those devices are outside the corporate network. RSA Archer GRC has been re-engineered for today’s business realities, enabling greater agility and speed through decentralized, enterprise-wide risk management.
Additionally, RSA made a number of organizational changes during 2015 to pursue a more aggressive growth strategy, including reorganizing its sales team and go to market strategy to focus on its growth products and better leveraging its services organization to increase customer satisfaction with those products.
Enterprise Content Division Segment

The Enterprise Content Division (“ECD”) provides enterprise software and cloud solutions that help organizations leverage their business content throughout its lifecycle to drive their digital agenda. The Documentum product line enables the digitization and flow of content through the world’s most demanding organizations in regulated industries and includes capabilities like intelligent capture of information, enterprise content library services, customer communications, information governance and compliance as well as purpose built industry solutions for Life Science, Healthcare, Energy and Engineering. The InfoArchive product line helps customers take cost out of their current IT environments by archiving inactive information to decommission legacy applications and make their current applications run better.

In 2015, besides delivering customer value through innovation in Documentum and InfoArchive, ECD announced Project Horizon and a multi-year strategy for leadership in Next Generation of Enterprise Content Management.  Project Horizon is a curated app marketplace of content related end-user productivity apps. It is based on a modular cloud native platform powered by Pivotal Cloud Foundry.  In July of 2015, ECD announced the divestiture of Syncplicity to Skyview Capital in order to focus its innovation efforts on its growth strategy.
Within the Documentum franchise, in addition to continued investment in reducing TCO and improving security and manageability, in 2015 ECD focused on making the technology more consumable by business users through new releases of D2, xCP, Captiva and ApplicationXtender. The InfoArchive product-line saw robust growth driven by cost reduction and compliance drivers, and introduced “Compliant Data Lake” capability. This entailed storing archived information in Hadoop file system format, allowing Big Data analytics solutions to process archived information. Finally, on the go-to-market dimension, ECD focused on reinvigorating inside and channel sales as well as invested in Digital Marketing to create a route to market for new customer logos.

Pivotal Products and Offerings

As many enterprises are transitioning to cloud computing and seeing their industries disrupted by smaller, more nimble software-driven companies, these enterprises are seeking to transform their businesses by developing and using next generation software applications to differentiate themselves from their competitors. These applications are designed to drive more efficiencies within these organizations as well as provide a better customer experience for their products and services.

With the combination of Pivotal’s cloud platform, big data products, agile development services and its roots in Silicon Valley, Pivotal is in a unique position to help these enterprise customers with their digital transformation. Pivotal’s mission is to transform how the world builds software.

EMC and VMware, with an investment from General Electric, formed Pivotal in 2013. Pivotal is an enterprise software and services company that uses its innovative software development methodologies, a cloud platform and big data analytics tools to help customers, comprised of some of the world’s largest enterprises and most admired brands, with their digital transformation.

Pivotal’s main offering is its next generation cloud platform-as-a-service - Pivotal Cloud Foundry - which is designed to accelerate the speed in which developers build and deploy sophisticated modern software. Clients can also co-develop with Pivotal Labs, our agile software development consulting business unit, to learn modern development, pair programming methodologies designed to rapidly deliver web and mobile software applications. As Pivotal helps these clients quickly build more software applications, often these clients choose to deploy the applications on Pivotal Cloud Foundry. Furthermore, Pivotal offers clients its comprehensive big and fast data solutions - Pivotal Big Data Suite - as well as the expertise of its data scientists, in each case to help these clients analyze their business data in real-time.

In 2015, Pivotal completed the transition of its business model from perpetual software licenses to software subscriptions. Pivotal grew to over 2,000 employees and saw continued strong growth in its Pivotal Cloud Foundry and Pivotal Big Data Suite software subscription businesses, including its annualized recurring revenue and backlog. Pivotal Labs continued its expansion in 2015 with offices in 17 cities around the world.

VMware Virtual and Cloud Infrastructure Products and Offerings

VMware is a leader in virtualization and cloud infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. VMware develops and markets its product and service offerings within three main product groups which allow organizations to manage IT resources across complex multi-cloud, multi-device environments by leveraging synergies across these three product groups: Software-Defined Data Center, Hybrid Cloud Computing and End-User Computing.

VMware enables its customers to utilize off-premise vSphere-based hybrid cloud computing capacity through two offerings: VMware vCloud Air Network Service Providers (“vCAN”) and VMware vCloud Air (“vCloud Air”). The vCAN program is directed at hosting and cloud computing vendors, enabling organizations to choose between running applications in virtual machines on their own “private clouds” inside their data center or on “public clouds” hosted by a service provider. vCloud Air, built on the foundation of vSphere, is a public cloud operated by VMware that includes infrastructure and disaster recovery, while providing customers with a common platform to seamlessly extend their data center to the cloud. VMware vCloud Air enables customers to extend the same skills, tools, networking and security models across both on-premise and off-premise environments.

VMware’s cloud strategy has three components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud, and (iii) connect and secure endpoints across a range of public clouds. VMware’s cloud strategy is designed to provide organizations with solutions that work across all clouds and all devices. VMware plans to narrow the focus of vCloud Air to provide specialized cloud software and services unique to VMware that are distinct from those offered by other cloud providers.

VMware’s end-user computing solutions portfolio, which includes Horizon workplace suites and enterprise mobile management offerings led by the company’s AirWatch mobile solutions, continues to experience strong growth. Currently, AirWatch business models include an on-premise solution that VMware offers through the sale of perpetual licenses and an off-premise solution that the company offers as software-as-a-service (“SaaS”).

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

Distribution Channels

We market our products through direct sales and through multiple distribution channels. We have a direct sales presence throughout North America, Latin America, Europe, the Middle East, South Africa and the Asia Pacific region. We also have agreements in place with many partners, including value-added resellers and distributors, cloud service providers, systems integrators, outsourcers, Independent Software Vendors (“ISVs”) and Original Equipment Manufacturers (“OEMs”). These agreements, subject to certain terms and conditions, help us extend our reach in established markets and expand EMC technologies into new markets.
EMC’s Business Partner Program is focused on partner enablement in a variety of ways, including reselling EMC solutions, providing cloud services powered by EMC technologies, including EMC as part of a strategic business solution, or embedding EMC technologies in their own technology and systems. These partners contribute over half of EMC’s storage revenue. EMC’s Business Partner Program offers partners direct connections to EMC’s federation of businesses, simplifies and aligns partner operations and provides opportunities for further growth and profitability.
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
VMware works closely with more than 1,200 technology partners, including leading server, microprocessor, storage, networking, software and security vendors. VMware facilitates joint solution creation and coordinated go-to-market activities with its partners.

Technology Alliances

EMC engages in numerous alliances with other technology companies to deliver significant technology integration, create best practices, and expand choice for our customers to help accelerate their journey to implementing private, public and hybrid cloud environments.  In 2015, EMC continued to strengthen its technology innovations and to expand its partner ecosystem globally by deepening existing relationships and solidifying new alliances with emerging technology companies in the cloud stack and data fabric areas:

•	EMC introduced a new Federation Ready credential program that expands deployment options through EMC Federation Business Partners.

•
EMC introduced a new go-to-market team comprised of a highly specialized collection of experts from across the EMC Federation to provide dedicated support to the most strategic EMC Federation customers on their Digital Transformation and Hybrid Cloud journey.

•	Virtustream became one of a select few premier strategic providers of cloud infrastructure services for SAP business-critical applications in SAP HANA® Enterprise Cloud.

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

We maintain a robust Supplier Code of Conduct, actively manage recycling processes for our returned products and are also certified by the Environmental Protection Agency as a Smartway Transport Partner.

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

Research and Development

We continually enhance our existing products and develop new products to meet changing customer requirements. In 2015, 2014 and 2013, our research and development (“R&D”) expenses totaled $3,167 million, $2,991 million and $2,761 million, respectively. We support our R&D efforts through state-of-the-art development labs worldwide. See Item 2, Properties.

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

We have been granted or own by assignment approximately 6,100 patents issued by the U.S. Patent and Trademark Office, of which approximately 5,100 are owned by EMC, approximately 900 are owned by VMware, approximately 75 are owned by Pivotal, and 7 are owned by VCE.  EMC, VMware, Pivotal and VCE have approximately 4,700 patent applications pending with the U.S. Patent and Trademark Office. We also have a corresponding number of international patents and patent applications.  While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

We have used, registered or applied to register certain trademarks and copyrights in the United States and in other countries. We also license certain technology from third parties for use in our products and processes and license some of our technologies to third parties.

Employees

As of December 31, 2015, we had approximately 72,000 employees worldwide, of which approximately 19,000 were employed by or working on behalf of VMware. None of our domestic employees is represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

EMC manages the Company as a federation of businesses: EMC Information Infrastructure, Pivotal, VMware Virtual Infrastructure and Virtustream. EMC Information Infrastructure operates in three segments: Information Storage, Enterprise Content Division and RSA Information Security, while Pivotal and VMware Virtual Infrastructure each operate as a single segment. The results of Virtustream are currently reported within our Information Storage segment.

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

Sustainability

We believe that investing in a sustainable future makes EMC a stronger and healthier company. Sustainable business practices are creating financial value by producing savings from more efficient products and operations, generating revenues from leveraging new market opportunities, and positioning EMC for long-term success in a changing world. Incorporating principles of sustainability in our product designs, operations, and decision‑making has enhanced our resilience and agility in the face of global social and environmental events.

EMC’s sustainability strategy is to leverage our talent and technology to drive positive change in the areas where we have greatest potential for impact, hold ourselves accountable by measuring and reporting our progress, maintain open and candid communication with our internal and external stakeholders, and collaborate with our peer companies and those in our value chain to expand the scale of our impact.

Our areas of focus follow from our business objectives and the context in which we operate, prioritizing the issues that have the greatest potential to impact our business (positively or negatively) and where we have the greatest potential to mitigate negative impacts and drive positive results through our own actions and our ability to influence others.

As a result, we continue to focus on five social and environmental priorities: Energy Efficiency and Climate Change; eWaste; Science, Technology, Engineering and Math (“STEM”) education; Supply Chain Responsibility; and the Role of Information Technology in Society. Four additional pertinent topics include: Corporate Governance; Diversity & Inclusion; Information Privacy & Security; and Innovation.

Energy efficiency is critical to EMC as our primary greenhouse gas (“GHG”) emissions arise indirectly from the generation and transmission of electricity needed to run our business and even more, to power our products at customer sites. As our customers’ businesses become increasingly digital, we must help them make the transition in ways that mitigate their costs and their emissions. Therefore, our energy and climate change strategy is focused on increasing energy efficiency in our products as well as in our facilities and data centers; supplying technology that enables energy efficient operations in our customers' data centers; engaging with suppliers to reduce emissions in the supply chain; and leveraging the transformative power of technology to reduce global energy demand. While availability of clean water is an urgent societal concern, EMC’s primary interaction with water is in its use for the generation of electricity; as such we believe energy efficiency provides our greatest opportunity for positive impact on water supplies. We continue to work toward our 2020 science-based goals and have engaged with peers to help drive the market for renewable energy. We submitted our eighth annual GHG disclosure report to the Carbon Disclosure Project (“CDP”) in 2015, and were honored as a Climate Performance Leader with a rating of A, and were included in the 2014 Carbon Disclosure Leadership Index for the seventh time with a score of 100. For detail about our targets and our progress in emissions reduction, please see EMC’s 2014 Sustainability Report “Redefine the Future.”

EMC’s takeback and eWaste program encompasses the full life cycle of our products, increasingly important as IT becomes more pervasive and embedded in nearly every domain of the economy. In the design phase, we continuously pursue opportunities to reduce the amount of material used in our products, and to find viable alternatives for substances which may be harmful to people or the environment. When the product reaches the end of its useful life, we offer product takeback to all of our customers worldwide to help ensure those products are disposed of responsibly and in compliance with the law. To maximize environmental and financial benefit, we reuse, reprocess or recycle wherever possible. Any waste is handled with integrity and responsibility for the environment and human health. Our published principles include commitments to avoid shipment of eWaste from countries in the Organisation for Economic Co-operation and Development (“OECD”) to non-OECD countries, and to ensure that no prison, child or forced labor is used in the processing of our eWaste. We require our disposal suppliers to be properly certified by third parties and in 2015, conducted business exclusively with disposal suppliers certified by the R2 or e-Stewards programs. We are tracking a new metric that estimates the percentage of material that we recover at the end of its useful life, and began reporting this in 2015. For more information, please see the EMC Sustainability Detailed Report: Our Products.

Environmental and social responsibility within our supply chain is central to our ability to drive change through collaboration and influence. We work directly with hundreds of suppliers in more than 20 countries, and rely indirectly on many more. EMC is committed to building a resilient supply chain that respects workers and the environment, mitigates risks, and creates opportunities that benefit stakeholders. In support of these goals, we engage suppliers through our Supply Chain Social and Environmental Responsibility (“SER”) program, which we integrate with other supply chain programs such as Business Continuity Planning to ensure a multifaceted, strategic approach to enhancing resiliency. We are leveraging improved data collection to enhance our risk assessment and to prioritize capacity-building initiatives; engaging our internal staff, suppliers and stakeholders in new ways; and integrating SER more deeply into our business practices. We have public sustainability reporting as a metric within our supplier scorecard, and launched an engagement tool built on EMC’s Archer GRC platform to manage both internal processes as well as communications with suppliers. EMC provides training and tools to our suppliers to assist them in their reporting, and introduced the Supply Chain Sustainability Management and Resource Training, or “SMaRT”, Library to provide training modules, case studies, and access to other resources that help our suppliers build their capacity to address SER issues. EMC is also committed to the responsible sourcing of minerals. We are working with our suppliers and other stakeholders to trace the sources of the tantalum, tin, tungsten and gold in our products, and take steps to build a “conflict-free” mineral supply chain. For more information on EMC’s extensive Supply Chain SER program, please see the EMC Sustainability Detailed Report: Supply Chain, and EMC’s Conflict Minerals Report.

STEM education is critical to closing tomorrow’s technology skills gap and is important to drive innovation, support communities, and provide a pipeline of skilled employees to our company and to companies in every industry. EMC and our employees invest time, talent and funds to support global education initiatives that expand access to education and encourage students, particularly from underrepresented groups, to pursue science and math programs. We have launched the Global Impact Corps as an opportunity for EMC employees to use their professional skills to build capacity in NGOs around the world to scale our impact. For more information, please see the EMC Sustainability Detailed Report: Communities.

The role of IT in society explores the potential arising from the pervasive nature of IT to contribute to long-term environmental, societal, and economic prosperity. The technologies that comprise the third platform-mobile, social, cloud and Big Data-are not only serving our customers’ needs, but driving growth, creating resource efficiencies, improving resilience, tackling problems previously considered intractable, and providing people around the globe access to health care, education, and economic opportunity. We also realize that an increasingly interconnected world can result in the creation of social issues never before encountered, and it is our responsibility to encourage the use of IT in ways that protect and promote well-being. In 2015, EMC undertook a number of projects focused on the positive impact of IT, including a collaborative effort with BC Hydro to support their smart metering program using Big Data hardware and software solutions; and the launch of the Whenology Project, a collaboration between EMC, Earthwatch, and the Schoodic Institute to study the impacts of climate change using publicly available climate and ecology data. For more information, please see the EMC Sustainability Detailed Report: Customers.

EMC is proud to have been listed in the 2015 Dow Jones Sustainability Index for North America for the fifth consecutive year.

Please see EMC’s most current sustainability report for more information about EMC’s sustainability goals and performance.

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

The announcement and pendency of the Dell transaction may materially adversely affect our business.

Uncertainty about the effect of the proposed merger on our employees, customers and other parties may have a material adverse effect on our business. Our employees may experience uncertainty about their roles following the merger. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss of such employees could have a material adverse effect on our business, operations and financial position.

Parties with which we do business may experience uncertainty associated with the merger and related transactions, including with respect to current or future business relationships with us. Such uncertainty could cause customers, suppliers and others to seek to change existing business relationships or delay or defer certain business decisions with us and could have a material adverse effect on our business, operations and financial position.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the proposed merger closes or the Merger Agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could materially adversely affect our business and operations.

Failure to consummate the Dell transaction could have a material adverse impact on our business and financial results.

There can be no assurance that the proposed merger with Denali will occur. If the merger is not completed for any reason, including as a result of a failure of our shareholders to approve the Merger Agreement, the ongoing business of EMC may be adversely affected and, without realizing any of the benefits of having completed the merger, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock, and litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed transaction.

Consummation of the merger is subject to certain conditions, including, among others, (i) approval by our shareholders; (ii) the absence of an order or law prohibiting consummation of the merger; (iii) the expiration or termination of the waiting period under the HSR Act and the receipt of consents under other specified antitrust laws; (iv) the absence of a material adverse effect on us; (v) the accuracy of the parties’ respective representations and warranties; and (vi) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement. Many of the conditions to closing of the merger are not within our control and there can be no assurance that these and other conditions to closing will be satisfied. In addition, the closing may not occur if the required financing for the transaction is unavailable or delayed.

The Merger Agreement also contains certain termination rights for both us and Denali, and in certain specified circumstances upon termination of the Merger Agreement, including a termination by us to enter into an agreement for a superior proposal, we will be required to pay Denali a cash termination fee. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.

The Merger Agreement provides for limited remedies for us in the event of a breach by Denali or its affiliates that results in termination of the Merger Agreement, including the right to a reverse termination fee payable under certain specified circumstances. There can be no assurance that a remedy will be available to us in the event of such a breach or that any damages incurred by us in connection with the merger will not exceed the amount of the reverse termination fee.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger. We will be required to pay such costs relating to the transaction whether or not the merger is completed.

Lawsuits have been filed, and other lawsuits may be filed, challenging the merger. An adverse ruling in any such lawsuit may delay the merger or prevent the merger from being completed.

Lawsuits have been filed against various combinations of EMC, its current and former directors, VMware, certain of VMware’s directors, Denali and Dell, among other defendants. Certain of the lawsuits have generally alleged, among other things, that the directors of EMC breached their fiduciary duties to EMC shareholders in connection with the merger; that various combinations of defendants aided and abetted the EMC directors in the alleged breach of their fiduciary duties; that the proxy statement filed by EMC with the SEC in connection with the merger contains material misstatements and omissions; that EMC, in its capacity as the majority shareholder of VMware, and individual defendants who are directors of EMC, VMware or both, breached their fiduciary duties to minority shareholders of VMware in connection with the merger; and that certain defendants aided and abetted those alleged breaches of fiduciary duties. The lawsuits have sought, among other things, injunctive relief enjoining the merger, rescission of the merger if consummated, an award of fees and costs and/or an award of damages. Additional lawsuits arising out of or relating to the Merger Agreement or the merger may be filed in the future. Lawsuits challenging the merger could prevent the merger from being completed, or could result in a material delay in, or the abandonment of, the merger.

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

Because we consolidate VMware’s financial results in our results of operations, our financial performance is impacted by the financial performance of VMware. VMware’s financial performance may be affected by a number of factors, including, but not limited to:

•	fluctuations in demand, adoption rates, sales cycles (which have been increasing in length) and pricing levels for VMware’s products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of its purchasing decisions;

•
the timing of recognizing revenues in any given quarter, which can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the timing of announcements or releases of new or upgraded products and services by VMware or by its competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	credit risks of VMware’s distributors, who account for a significant portion of product revenues and accounts receivable;

•	VMware’s ability to process sales at the end of the quarter;

•	seasonal factors such as the end of fiscal period budget expenditures by VMware’s customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for enterprise agreements, or EA’s, as original EA terms expire;

•	the timing and amount of software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	VMware’s ability to accurately predict the degree to which customers will elect to purchase its subscription-based offerings in place of licenses to its on-premises offerings.

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

We held $8.2 billion in short- and long-term investments as of December 31, 2015. These investments consist primarily of investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause these investments to decline in value or could otherwise impact the liquidity of our portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change, which might significantly impact our effective income tax rate in the future. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws and rules in the jurisdictions in which we file and changes to tax laws and rules. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our results of operations or financial condition.

As part of the current Administration’s ongoing negotiations, President Obama and House of Representatives and Senate Committees have called for a comprehensive tax reform, which might change certain U.S. tax rules for U.S. corporations doing business outside the United States. While the scope of future changes differs among various tax proposals and remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangibles offshore. The enactment of some or all of these proposals could increase the Company’s effective tax rate and adversely affect our profitability.

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

On December 28, 2015, the U.S. Tax Court issued a final decision in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. The I.R.S. has the right to appeal the U.S. Tax Court decision. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

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

We have a noncontributory defined benefit pension plan assumed as part of our Data General acquisition. The plan’s assets are invested in common stocks, bonds and cash. The expected long-term rate of return on the plan’s assets was 6.50%. This rate represents the average of the expected long-term rates of return weighted by the plan’s assets as of December 31, 2015. As market conditions permit, we expect to continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The effect of such change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. As of December 31, 2015, the ten-year historical rate of return on plan assets was 6.45%, and the inception to date return on plan assets was 6.46%. In 2015, we experienced a 2.42% loss on plan assets. Should we not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan which could materially adversely affect our results of operations or financial condition.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES
As of December 31, 2015, we owned or leased the facilities described below:

Location	Approximate Sq. Ft.*		Principal Use(s)	Principal Segment(s)
Hopkinton, MA	owned:	1,681,000	executive and administrative offices, R&D, customer service, sales and marketing	Information Storage, Enterprise Content Division
Franklin, MA	owned: leased:	922,000 288,000	manufacturing	Information Storage
Bedford, MA	leased:	328,000	R&D, customer service, sales, administrative offices and marketing	RSA Information Security
Apex, NC	owned:	390,000	manufacturing	Information Storage
Palo Alto, CA	owned: leased:	1,500,000 107,000	executive and administrative offices, R&D, sales, marketing and data center	VMware Virtual Infrastructure
Other North American Locations	owned: leased:	1,304,000 4,952,000	executive and administrative offices, sales, customer service, R&D, data center and marketing	**
Asia Pacific	leased:	3,294,000	sales, marketing, customer service, R&D, data center and administrative offices	**
Cork, Ireland	owned: leased:	588,000 348,000	manufacturing, customer service, R&D, administrative offices, sales and marketing	**
Europe, Middle East and Africa (excluding Cork, Ireland)	owned: leased:	160,000 1,991,000	sales, manufacturing, customer service, R&D, data center, marketing and administrative offices	**
Latin America	owned: leased:	28,000 257,000	sales, customer service, R&D and marketing	**

*
Of the total square feet owned and leased, approximately 522,000 square feet was vacant, approximately 157,000 square feet was leased or subleased to non-EMC businesses and approximately 215,000 square feet were under construction for various VMware projects.

**	All segments of our business generally utilize these facilities.

We also own land in Massachusetts and Ireland for possible future expansion purposes. We believe our existing facilities are suitable and adequate for our present purposes. For further information regarding our lease obligations, see Note M to the consolidated financial statements.
ITEM 3.        LEGAL PROCEEDINGS

See the information under “Litigation” in Note M to the consolidated financial statements, which we incorporate here by reference.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are as follows:

Name	Age	Position
Joseph M. Tucci	68	Chairman, President and Chief Executive Officer
William J. Teuber, Jr.	64	Vice Chairman
Jeremy Burton	48	President, Products and Marketing
Paul T. Dacier	58	Executive Vice President and General Counsel
Howard D. Elias	58	President and Chief Operating Officer, Global Enterprise Services
David I. Goulden	56	Chief Executive Officer, EMC Information Infrastructure
Paul Maritz	60	Executive Chairman, Pivotal
Erin McSweeney	51	Executive Vice President, Human Resources
Robert Mee	52	Chief Executive Officer, Pivotal
Zane C. Rowe	45	Executive Vice President and Chief Financial Officer
William F. Scannell	53	President, Global Sales and Customer Operations
Amit Yoran	45	President, RSA, The Security Division of EMC
Harry L. You	56	Executive Vice President, Office of the Chairman

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

William J. Teuber, Jr. has been our Vice Chairman since May 2006. In this role, Mr. Teuber assists the Chairman and Chief Executive Officer in the day-to-day management of EMC. From 2006 to July 2012, he oversaw EMC Customer Operations, our global sales and distribution organization where he was responsible for driving EMC’s growth and market leadership worldwide. Mr. Teuber served as our Vice Chairman and Chief Financial Officer from May 2006 to August 2006 and as Executive Vice President and Chief Financial Officer from November 2001 to May 2006. Prior to serving as our Chief Financial Officer, he served as our Controller. Mr. Teuber joined EMC in 1995. Mr. Teuber is a director of Popular, Inc., a diversified financial services company and Inovalon Holdings, Inc., a healthcare technology company.

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

Howard D. Elias has been our President and Chief Operating Officer, Global Enterprise Services since January 2013 and was our President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services from September 2009 to January 2013. Since October 2015, Mr. Elias has also been responsible for leading the development of EMC’s integration plans in connection with the proposed transaction with Dell. Previously, Mr. Elias served as President, EMC Global Services and EMC Ionix from September 2007 to September 2009. Mr. Elias served as our Executive Vice President, Global Services and Resource Management Software Group from May 2006 to September 2007 and served as our Executive Vice President, Global Marketing and Corporate Development from January 2006 to May 2006. He served as Executive Vice President, Corporate Marketing, Office of Technology and New Business Development from January 2004 to January 2006. Prior to joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations in the Enterprise Systems Group. Mr. Elias is a director of TEGNA Inc., which is comprised of a dynamic portfolio of media and digital businesses.

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

Paul Maritz has been Executive Chairman of Pivotal Software, Inc., an entity jointly owned by EMC and VMware, since August 2015. Prior to this, he was Chief Executive Officer of Pivotal Software, Inc. from April 2013 to August 2015. Mr. Maritz served as Chief Strategist of EMC from September 2012 to March 2013. Prior to this, he was Chief Executive Officer at VMware from July 2008 to August 2012 and he also served as VMware’s President from July 2008 to January 2011. Prior to joining VMware, he was President of EMC’s Cloud Infrastructure and Services Division after EMC acquired Pi Corporation in February 2008. Mr. Maritz was a founder of Pi and served as its Chief Executive Officer. Pi was a software company focused on building cloud-based solutions. Before founding Pi, he spent 14 years working at Microsoft Corporation, where he served as a member of the five-person Executive Committee that managed the overall company. As Vice President of the Platform Strategy and Developer Group, among other roles, he oversaw the development and marketing of System Software Products (including Windows 95, Windows NT, and Windows 2000), Development Tools (Visual Studio) and Database Products (SQL Server) and the complete Office and Exchange Product Lines. Prior to Microsoft, he spent five years working at Intel Corporation as a software and tools developer. Mr. Maritz is a director of VMware.

Erin McSweeney has been our Executive Vice President, Human Resources since June 2015. Ms. McSweeney served as Senior Vice President, Human Resources from April 2013 to June 2015. Prior to this, she was Vice President, Human Resources at VCE from February 2011 to April 2013. Ms. McSweeney served in multiple human resources leadership roles before joining EMC in 2006.

Robert Mee has been Chief Executive Officer of Pivotal Software, Inc., an entity jointly owned by EMC and VMware, since August 2015.  Prior to this, he was Executive Vice President of Products and Research and Development for Pivotal from February 2015 to August 2015 and Senior Vice President of Pivotal from April 2013 to February 2015.  At the time of the formation of Pivotal in April 2013, Mr. Mee was a Senior Vice President of EMC, responsible for the Pivotal Labs business unit.  From 1989 to the acquisition of Pivotal Labs LLC by EMC in March 2012, Mr. Mee was the founder and Chief Executive Officer of Pivotal Labs LLC.

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
 _____________________________

EMC, EMC Proven Professional, EMC RecoverPoint, ApplicationXtender, Archer, Avamar, Captiva, D2, Data Domain, Documentum, DSSD, ECS, Elastic Cloud Storage, InfoArchive, Isilon, RSA, RSA Security, ScaleIO, SecurID, Vblock, VCE, ViPR, VMAX, VNX, VPLEX, VSPEX, X-Brick and XtremIO are either registered trademarks or trademarks of EMC Corporation in the United States and other countries. Pivotal, Pivotal Labs, Pivotal One and Cloud Foundry are either registered trademarks or trademarks of Pivotal Software, Inc. in the United States and/or other jurisdictions. VMware, Horizon, Photon Controller, Photon OS, Project Lightwave, vCloud Air, Virtual SAN, VMware NSX, vRealize, vSphere and vSphere Virtual Volumes are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. Other trademarks are either registered trademarks or trademarks of their respective owners.

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
The following table sets forth the range of high and low sales prices of our common stock on the New York Stock Exchange for the past two years during the fiscal periods shown and the dividends declared per share during such periods:

Fiscal 2015	High	Low	Dividends
First Quarter	$30.05	$25.07	$0.115
Second Quarter	27.73	25.22	0.115
Third Quarter	28.00	22.66	0.115
Fourth Quarter	28.77	23.71	0.115

Fiscal 2014	High	Low	Dividends
First Quarter	$28.26	$23.47	$0.10
Second Quarter	28.10	24.92	0.115
Third Quarter	30.18	26.34	0.115
Fourth Quarter	30.92	26.11	0.115

We had 8,808 holders of record of our common stock as of February 24, 2016.

In May 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders of $0.10 per share and in April 2014, our Board of Directors approved an increase in the quarterly cash dividend paid to EMC shareholders of $0.115 per share. We currently expect that comparable cash dividends will continue to be paid in the future. In December 2014, our Board of Directors authorized the repurchase of an additional 250 million shares of our common stock.  This repurchase authorization does not have a fixed termination date.  We do not expect to use cash to repurchase our common stock during 2016.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2015

During the fourth quarter of 2015, EMC did not repurchase any shares. At December 31, 2015, the maximum number of shares that may yet be purchased under the board authorization is 223 million.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	Year Ended December 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
Summary of Operations:
Revenues	$24,704	$24,440	$23,222	$21,714	$20,008
Operating income	2,841	4,037	4,150	3,964	3,442
Net income attributable to EMC Corporation	1,990	2,714	2,889	2,733	2,461
Net income attributable to EMC Corporation per weighted average share, basic	$1.02	$1.34	$1.39	$1.31	$1.20
Net income attributable to EMC Corporation per weighted average share, diluted	$1.01	$1.32	$1.33	$1.23	$1.10
Weighted average shares, basic	1,944	2,028	2,074	2,093	2,056
Weighted average shares, diluted	1,962	2,059	2,160	2,206	2,229
Dividend declared per common share	$0.46	$0.45	$0.30	$—	$—
Balance Sheet Data:
Working capital (8)	$2,178	$2,953	$4,567	$961	$473
Total assets (7, 8)	46,612	45,585	45,396	37,494	34,017
Current obligations (6)	1,299	—	1,665	1,652	3,305
Long-term obligations (7)	5,475	5,469	5,462	—	—
Total shareholders’ equity	22,719	23,525	23,786	23,524	20,280

(1)	In 2015, EMC acquired all of the outstanding shares of 8 companies (see Note C to the consolidated financial statements).

(2)	In 2014, EMC acquired all of the outstanding shares of 11 companies (see Note C to the consolidated financial statements).

(3)	In 2013, EMC acquired all of the outstanding shares of 8 companies (see Note C to the consolidated financial statements).

(4)	In 2012, EMC acquired all of the outstanding share of 17 companies.

(5)	In 2011, EMC acquired all of the outstanding shares of 7 companies.

(6)
Current obligations include commercial paper issued and credit facility borrowings outstanding at December 31, 2015 and the convertible debt and notes converted and payable, which were classified as current at December 31, 2013, 2012 and 2011 (see Note E to the consolidated financial statements).

(7)
Long-term obligations include EMC issued long-term debt. During 2015, EMC retrospectively adopted the accounting guidance requiring the presentation of debt issuance costs to be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. The adoption is reflected in all relevant periods in the table above.

(8)
During 2015, EMC retrospectively adopted the accounting guidance related to the balance sheet classification of deferred taxes which requires that all deferred taxes be presented as non-current. The adoption is reflected in all periods in the table above.

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
INTRODUCTION
We manage our company as a federation of businesses to capitalize on the emerging and rapidly growing trends of cloud computing, Big Data, mobile, social networking and security. Our federated businesses include EMC Information Infrastructure, Pivotal, VMware Virtual Infrastructure and Virtustream.
To capitalize on these trends and align our businesses effectively, we have developed a market growth strategy that has four main pillars: our best-in class products and solutions, our continued focus on cloud services for both on and off premise implementations, a coordinated go-to-market approach led by a federation go-to-market organization and our leadership team and global talent. We believe these pillars enable us to become a more trusted partner to our customers as they embark on their digital transformation and transition to the hybrid cloud, and to drive the overall revenue and growth opportunity of EMC Information Infrastructure and the faster growth opportunities of VMware Virtual Infrastructure, Pivotal and Virtustream.
Under our federation model, each of the businesses operate independently to build its own ecosystem and culture, operate with greater speed and agility and offer customers technology solutions that are free from vendor lock-in. At the same time, our businesses are strategically aligned in the mission to lead customers and partners through unprecedented transformational shifts occurring in IT. We believe this ability to draw on resources from across the federation to offer tightly integrated solutions that can be rapidly deployed while retaining choice for customers seeking flexibility is a distinct competitive advantage.
In the second quarter of 2015, we initiated a cost reduction and business transformation program to better align our expenses and improve the operations of our federation of businesses. This program is primarily in response to increased pressure on our traditional storage businesses and accordingly, the vast majority of this program will be focused on our EMC Information Infrastructure segment. The goal of this new cost reduction and business transformation program is to reduce our current annual cost base by $850 million and currently addresses eleven major areas including direct materials procurement, facilities and manufacturing optimization and SKU simplification. We expect the $850 million reduction in our annual cost base to be achieved in 2017. As part of this cost reduction plan, in the fourth quarter of 2015 we approved a restructuring plan which consists of a reduction in force which will be substantially completed by the end of the first quarter of 2016 and fully completed by the end of 2016.

Proposed Transaction with Dell

On October 12, 2015, EMC and Denali Holding Inc. (“Denali”), the parent company of Dell Inc. (“Dell”), signed a definitive agreement (“Merger Agreement”) under which Denali will acquire EMC Corporation, with VMware remaining a publicly-traded company. The combined company will be a leader in numerous high-growth areas of the $2 trillion information technology market, with a complementary portfolio, sales team and research and development (“R&D”) organization across four globally recognized technology franchises – servers, storage, virtualization and PCs – and brings together strong capabilities in the fast growing areas of the industry, including converged infrastructure, digital transformation, software-defined data center, hybrid cloud, mobile and security.
For additional information related to the Merger Agreement, please refer to the Preliminary Proxy Statement on Form 14-A filed with the Securities and Exchange Commission (“SEC”) on February 12, 2016, which includes the full text of the Merger Agreement included as Annex A.

EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Enterprise Content Division, formerly known as Information Intelligence Group, and RSA Information Security. Additionally, the results of Virtustream are included in our Information Storage segment. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share through our strong portfolio of offerings while investing in the business. During 2015, we continued to invest in expanding our total addressable market through increased internal R&D and through business acquisitions. We have developed a product portfolio to address customer needs that enables the adoption of hybrid cloud approaches as most enterprises and organizations embark on IT transformation initiatives incorporating both new and traditional storage architectures including converged infrastructure, hybrid cloud, Flash, Big Data storage and software-defined and software-managed architectures.
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
Pivotal
Pivotal is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support cloud computing and Big and Fast Data Applications. The foundation of our technology platform, Pivotal Cloud Foundry (“Pivotal CF”), continues to gain momentum as an open platform for developing and operating new cloud applications that can be run on multiple leading private and public clouds, in addition to our own, and not lock a customer into any one cloud in particular. It continues to enable developers to produce next generation applications and user experiences as well as transform existing applications to operate with greater speed at lower costs. On top of this platform, Pivotal will continue to offer its own suite of big and fast data capabilities, the Big Data Suite (“BDS”), featuring innovations that use Hadoop Distributed File System (“HDFS”) and scalar processing technologies. Additionally, its agile development services business, Pivotal Labs, continues to help existing customers and digital era startups build industrial-strength applications with more agility, more speed, and better quality. Pivotal is becoming an increasingly important factor in our cross-federation solutions, which offer a combination of products, converged infrastructure and services that offer a unique value proposition to customers, positioning the business for rapid growth in the future.
VMware Virtual Infrastructure
VMware is a leader in virtualization and cloud infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. VMware has increased its product offerings beyond compute virtualization to include offerings that allow organizations to manage IT resources across private clouds and complex multi-cloud, multi-device environments by leveraging synergies across these three product groups: SDDC or Software-Defined Data Center, Hybrid Cloud and Computing and End-User Computing.

VMware generally sells its solutions using enterprise agreements (“EAs”) or as part of its non-EA, transactional business. EAs are comprehensive volume license offerings, offered both directly by VMware and through certain channel partners that also provide for multi-year maintenance and support.

Historically, the majority of VMware license sales have been from VMware vSphere, which is included in its compute product category within its SDDC product group. However, the market for its compute products is reaching maturity and VMware vSphere license sales have been declining. As the transformation of the IT industry continues, VMware expects that its growth of license sales within the SDDC product group will be increasingly derived from sales of its newer products, suites and services solutions across its SDDC portfolio. Hybrid cloud and computing is comprised of VMware vCloud Air Network, Service Providers Program and VMware vCloud Air offerings. Revenues derived from these offerings grew during 2015. VMware’s AirWatch business models include an on-premise solution that it offers through the sale of perpetual licenses and an off-premise solution that it offers as SaaS. AirWatch products and services continued to contribute to the growth of its end-user computing product group during 2015.

RESULTS OF OPERATIONS
Revenues
The following table presents total revenue by our segments (in millions):

	For the Twelve Months Ended			Percentage Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Information Storage	$16,301	$16,542	$16,262	(1)%	2%
Enterprise Content Division	599	640	647	(6)%	(1)%
RSA Information Security	988	1,035	987	(5)%	5%
Pivotal	267	227	179	18%	27%
VMware Virtual Infrastructure	6,625	5,996	5,147	10%	16%
Corporate Reconciling Items	(76)	—	—	100%	—%
Total consolidated revenues	$24,704	$24,440	$23,222	1%	5%

Consolidated product revenues decreased 4% to $13,514 million in 2015. The decrease was primarily driven by the decrease in product revenue in the Information Storage segment. Our business continues to be impacted by the rapidly changing IT macro environment where our customers are changing their buying patterns and needs. During 2015, our business was also negatively impacted by economic trends in emerging markets including the Middle East, Russia and China as well as significant foreign currency fluctuations.

The Information Storage segment’s product revenues decreased 5% to $10,200 million in 2015. The decrease was driven by our traditional storage high-end and Unified and Backup Recovery product sales as customers continue to purchase these product categories primarily to cover short-term needs as they begin to drive digital transformation of their IT infrastructures. High-end and Unified and Backup Recovery product sales were also negatively impacted by increased pressure related to these business product cycles.  Additionally, revenues were impacted by the negative impact of foreign currency fluctuations. These decreases were partially offset by an increase in Emerging Storage product revenue, primarily due to increased demand for XtremIO, Isilon and Software-Defined-Storage.  XtremIO experienced triple-digit growth in the year ended December 31, 2015, maintaining its lead in the all-flash-array market segment.  Isilon continued to gain traction in Big Data analytics running Hadoop workloads as well as the release of software-only versions and our Software-Defined-Storage portfolio that includes ViPR, Elastic Cloud Storage and ScaleIO continued to add new customers. The decrease in Information Storage product revenues was also partially offset as a result of the consolidation of VCE, which continues to grow considerably faster than the infrastructure market in general.

The Pivotal segment’s product revenues increased 34% to $87 million in 2015 due to a significant increase in subscription orders for Pivotal CF and BDS, partially offset by a decrease in up-front license revenue. Pivotal is benefiting from the transition to next-gen applications by the enterprise and continues to expand the number of customers adopting Pivotal CF.

The VMware Virtual Infrastructure segment’s product revenues increased 6% to $2,723 million in 2015. VMware’s license revenues increased during the year ended December 31, 2015 primarily due to increased sales from its emerging product offerings including VMware NSX, AirWatch mobile solutions and vSphere with Operations Management as well as revenues from its hybrid cloud offerings. Product revenues also benefited from a decrease in year over year deferred revenue balances. Partially offsetting these increases was the negative impact of certain factors including lower product sales of VMware’s core compute products, changes in foreign currency fluctuations and increased growth derived from its hybrid cloud and SaaS offerings for which revenue is recognized over time. Growth from its hybrid cloud and SaaS offerings has resulted in less revenue being recognized up-front which has had an adverse impact on its growth rate during 2015.

The RSA Information Security segment’s product revenues decreased 8% to $424 million in 2015 resulting from declines in non-strategic products which more than offset growth from products in RSA’s growth portfolio. Security remains a high customer priority and RSA is increasingly focused on the rapidly growing security analytics and next generation identity management solution as well as extending its market leadership in governance, risk and compliance (“GRC”), which enables them to help customers secure their cloud-based IT environments.

The Enterprise Content Division segment’s product revenues decreased 5% to $156 million in 2015. The decrease during the year ended December 31, 2015 was primarily due to the timing of revenue recognition due to the increase in subscription-based offerings with ratable revenue recognition, partially offset by increased license sales during the second and third quarters. This business continues to innovate to meet customers’ demand for technologies that work seamlessly in mobile cloud environments.

Included in EMC’s 2015 consolidated product revenues is the VMware GSA settlement charge. During the second quarter of 2015, VMware reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that VMware’s government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction to product revenues during the year ended December 31, 2015 and included in corporate reconciling items as noted above.

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

Consolidated services revenues increased 8% to $11,190 million in 2015. The consolidated services revenues increases were primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services and increased demand for VMware professional services due to growth in its license sales across its three product groups, including its newer products.

The Information Storage segment’s services revenues increased 6% to $6,101 million in 2015. The increase in services revenues was primarily attributable to higher revenue associated with maintenance services due to a larger installed base as well as an increase in renewals associated with aforementioned customer caution on transactional spend. We have experienced a growing demand for professional services as we assist with customers’ transitions to cloud architectures, transforming IT infrastructures and virtualizing mission-critical applications.

The Pivotal segment’s services revenues increased 11% to $180 million in 2015 due to increases in professional services revenues resulting from continued strong demand for our Pivotal Labs agile development services.

The VMware Virtual Infrastructure segment’s services revenues increased 14% to $3,902 million in 2015. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from renewals of its software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In addition, professional services increased due to growth in VMware’s license sales across its three product groups, including its newer products, resulting in increased demand for implementation and training services.

The RSA Information Security segment’s services revenues decreased 2% to $564 million in 2015 primarily due to decreases in professional services revenues related to the overall decline in product revenue as the business focuses on its growth portfolio, somewhat offset by increases in maintenance revenues, resulting from continued demand for support from its installed base.

The Enterprise Content Division segment’s services revenues decreased 7% to $443 million in 2015. Services revenues decreased due to decreases in both maintenance and professional services.

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

Consolidated revenues by geography were as follows (in millions):

				Percentage Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
United States	$13,361	$12,835	$12,230	4%	5%
Europe, Middle East and Africa	6,845	6,981	6,355	(2)%	10%
Asia Pacific	3,157	3,191	3,193	(1)%	—%
Latin America, Mexico and Canada	1,341	1,433	1,444	(6)%	(1)%
Total Revenues	$24,704	$24,440	$23,222	1%	5%
Revenues increased in 2015 compared to 2014 in our United States market due to greater demand for our products and services offerings. Revenues decreased in our Europe, Middle East and Africa, Asia Pacific and Latin America, Mexico and Canada markets.

Revenues increased in 2014 compared to 2013 in all of our markets except for Asia Pacific which stayed flat and Latin America, Mexico and Canada which declined slightly.
Changes in exchange rates negatively impacted the consolidated revenue growth by 4% in 2015 compared to 2014. Changes in exchange rates which impacted consolidated revenue include the negative impacts to growth in Europe, Middle East and Africa of 9%, Asia Pacific and Japan of 6% and Latin America of 11%. The negative impact of the change in rates was most significant for the euro, Australian dollar, Brazilian real, British pound and Japanese Yen. Changes in exchange rates negatively impacted the consolidated revenue growth by 1% in 2014 compared to 2013. The impact of the change in rates was most significant in the Asia Pacific markets, primarily Australia and Japan, and Brazil, partially offset by the United Kingdom.
Costs and Expenses
The following table presents our costs and expenses, operating income and net income attributable to EMC Corporation (in millions):

				Percentage Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Cost of revenue:
Information Storage	$7,783	$7,362	$7,153	6%	3%
Enterprise Content Division	192	223	228	(14)%	(2)%
RSA Information Security	328	337	332	(3)%	2%
Pivotal	163	121	88	34%	38%
VMware Virtual Infrastructure	845	755	558	12%	35%
Corporate reconciling items	402	393	390	2%	1%
Total cost of revenue	9,713	9,191	8,749	6%	5%
Gross margins:
Information Storage	8,518	9,180	9,109	(7)%	1%
Enterprise Content Division	407	417	419	(2)%	—%
RSA Information Security	660	698	655	(5)%	6%
Pivotal	104	106	91	(1)%	16%
VMware Virtual Infrastructure	5,780	5,241	4,589	10%	14%
Corporate reconciling items	(478)	(393)	(390)	22%	1%
Total gross margin	14,991	15,249	14,473	(2)%	5%
Operating expenses:
Research and development(1)	3,167	2,991	2,761	6%	8%
Selling, general and administrative(2)	8,533	7,982	7,338	7%	9%
Restructuring and acquisition-related charges	450	239	224	88%	7%
Total operating expenses	12,150	11,212	10,323	8%	9%
Operating income	2,841	4,037	4,150	(30)%	(3)%
Investment income, interest expense and other income (expense), net	41	(275)	(285)	(115)%	(4)%
Income before income taxes	2,882	3,762	3,865	(23)%	(3)%
Income tax provision	710	868	772	(18)%	12%
Net income	2,172	2,894	3,093	(25)%	(6)%
Less: Net income attributable to non-controlling interests	(182)	(180)	(204)	1%	(12)%
Net income attributable to EMC Corporation	$1,990	$2,714	$2,889	(27)%	(6)%
 _________________

(1)	Amount includes corporate reconciling items of $399 million, $387 million and $365 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Amount includes corporate reconciling items of $877 million, $826 million and $603 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Gross Margins
Our gross margin percentages were 60.7%, 62.4% and 62.3% in 2015, 2014 and 2013, respectively. The decrease in the gross margin percentage in 2015 compared to 2014 was largely attributable to the Information Storage segment, which decreased overall gross margins by 208 basis points, the RSA Information Security segment, which decreased overall gross margins by 2 basis points, and the Pivotal segment, which decreased overall gross margins by 11 basis points. These decreases were partially offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 60 basis points, and the Enterprise Content Division segment, which increased overall gross margins by 6 basis points. The increase in corporate reconciling items, consisting of stock-based compensation, acquisition-related intangible asset amortization and the VMware GSA settlement charge, decreased the consolidated gross margin percentage by 15 basis points. The increase in the gross margin percentage in 2014 compared to 2013 was attributable to the VMware Virtual Infrastructure segment, which increased overall gross margins by 51 basis points, the RSA Information Security segment, which increased overall gross margins by 5 basis points, and the Enterprise Content Division segment, which increased overall gross margins by 1 basis point; these increases were largely offset by the Information Storage segment, which decreased overall gross margins by 43 basis points, and the Pivotal segment, which decreased overall gross margins by 6 basis points. The increase in corporate reconciling items, consisting of stock-based compensation and acquisition-related intangible asset amortization, decreased the consolidated gross margin percentage by 1 basis point.

For segment reporting purposes, stock-based compensation, acquisition and other related intangible asset amortization are recognized as corporate expenses in cost of revenues and are not allocated among our various operating segments. The increase of $9 million in the corporate reconciling items in 2015 was attributable to a $10 million increase in stock-based compensation expense driven by incremental growth in headcount, both organic and through the Virtustream acquisition offset by a $1 million decrease in intangible asset amortization expense. The increase of $3 million in the corporate reconciling items in 2014 was attributable to a $22 million increase in stock-based compensation expense driven by incremental growth in headcount, both organic and through acquisitions including AirWatch and DSSD and a $15 million increase in intangible asset amortization expense due to a larger intangible asset balance resulting from business acquisitions, partially offset by a $34 million decrease in amortization of VMware’s capitalized software from prior periods due to the capitalized balance being fully amortized in 2013.
The gross margin percentages for the Information Storage segment were 52.3%, 55.5% and 56.0% in 2015, 2014 and 2013, respectively. The decrease in gross margin percentage in 2015 compared to 2014 was primarily due to the consolidation of VCE and foreign currency impacts to revenue that do not impact costs in the same manner, as our costs of sales tend to have less exposure to currency volatility. In addition, there were lower product volumes during 2015 compared to 2014. These decreases were partially offset by an increase in the mix of services revenues which have higher gross margins. The decrease in gross margin percentage in 2014 compared to 2013 was primarily due to a decrease in product margins during the first half of 2014. The decrease in product margins was primarily due to lower sales volume without a corresponding decrease in fixed costs and pricing pressures on our high-end storage products.
The gross margin percentages for the Pivotal segment were 39.0%, 46.5% and 50.7% in 2015, 2014 and 2013, respectively. The decrease in gross margin percentage in 2015 compared to 2014 and 2014 compared to 2013 was primarily due to a shift from perpetual-based sales to subscription sales which resulted in an increase in the revenue mix of services. In addition, during 2015, costs of services revenues were higher than the comparable period in the prior year primarily due to costs incurred related to the expansion of our Pivotal Labs offices.
The gross margin percentages for the VMware Virtual Infrastructure segment were 87.3%, 87.4% and 89.2% in 2015, 2014 and 2013, respectively. The slight decrease in gross margin percentage in 2015 compared to 2014 was primarily attributable to a higher mix of services revenues which have lower margins. Costs of services revenues were higher than the comparable period in the prior year primarily due to employee-related expenses resulting from organic growth in headcount. Also contributing to the decrease in margin was the growth in its SaaS and professional services offerings which led to an increase in professional services costs. These decreases were mostly offset by increases in product margins driven by a decrease in royalty costs. The decrease in gross margin percentage in 2014 compared to 2013 was primarily attributable to a decrease in service margins driven by the investment in growth and in its SaaS and professional service offerings, which led to higher costs.
The gross margin percentages for the RSA Information Security segment were 66.8%, 67.4% and 66.4% in 2015, 2014 and 2013, respectively. The decrease in the gross margin percentage in 2015 compared to 2014 was primarily due to lower product margins. The increase in gross margin percentage in 2014 compared to 2013 was primarily due to higher product margins somewhat offset by a decline in service margins.
The gross margin percentages for the Enterprise Content Division segment were 67.9%, 65.2% and 64.8% in 2015, 2014 and 2013, respectively. The increase in gross margin percentage in 2015 compared to 2014 was attributable to higher support services revenues and margins as well as increases in product margins. The increase in gross margin percentage in 2014 compared to 2013 was attributable to an increase in services margins.
Research and Development
Research and development expenses include payroll, stock-based compensation expense and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, depreciation expense, intangible asset amortization and capitalized software development costs.

The following table summarizes our consolidated R&D expenses (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Research and development	$3,167	$2,991	$2,761	$176	6%	$230	8%
Percentage of revenue	13%	12%	12%
The increase in R&D expenses in 2015 compared to 2014 was attributable to the EMC Information Infrastructure business, which increased overall R&D expenses by $104 million and the VMware Virtual Infrastructure business, which increased overall R&D expenses by $79 million. In addition, corporate reconciling items increased consolidated R&D expenses by $12 million. These increases were partially offset by the Pivotal business, which decreased overall R&D expenses by $19 million.
The increase in R&D expenses in 2014 compared to 2013 was attributable to the EMC Information Infrastructure business, which increased overall R&D expenses by $28 million, the Pivotal business, which increased overall R&D expenses by $19 million, and the VMware Virtual Infrastructure business, which increased overall R&D expenses by $161 million. In addition, corporate reconciling items increased consolidated R&D expenses by $22 million.

The following table summarizes R&D expenses within EMC’s Information Infrastructure business (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Research and development	$1,593	$1,489	$1,461	$104	7%	$28	2%
Percentage of revenue	9%	8%	8%

R&D expenses increased $104 million in 2015 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, depreciation expense and infrastructure costs. Personnel-related costs increased by $80 million primarily due to the consolidation of VCE, the acquisition of Virtustream and increased investments in our Emerging Storage business, partially offset by decreases in our traditional storage businesses. Depreciation expense also increased by $34 million and infrastructure costs increased by $38 million as EMC continues to develop product software and service offerings. Somewhat offsetting these increased costs were higher capitalized software development costs of $62 million, primarily due to the timing of products reaching technological feasibility.

R&D expenses increased $28 million in 2014 primarily due to increases in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions, material costs and depreciation expense. Personnel-related costs increased by $35 million, material costs increased by $27 million and depreciation expense increased by $19 million. Somewhat offsetting these increased costs was an increase in the capitalization of software development costs of $51 million, primarily due to the timing of products reaching technological feasibility.

The following table summarizes R&D expenses within the Pivotal business (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Research and development	$109	$128	$109	$(19)	(15)%	$19	17%
Percentage of revenue	41%	56%	61%

R&D expenses decreased $19 million in 2015, primarily due to personnel-related costs, which decreased by $20 million in 2015 as the business continues to transition away from non-strategic offerings. R&D expenses increased $19 million in 2014, primarily due to personnel-related costs of $4 million driven by incremental headcount from strategic hiring, and a decrease in capitalized software development costs of $9 million.

The following table summarizes R&D expenses within the VMware Virtual Infrastructure business (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Research and development	$1,066	$987	$826	$79	8%	$161	19%
Percentage of revenue	16%	16%	16%

R&D expenses within the VMware Virtual Infrastructure business increased $79 million in 2015 primarily due to increased personnel-related costs of $76 million driven by incremental headcount as well as increased infrastructure and depreciation costs of $6 million. These increased costs were partially offset by the favorable impact from fluctuations in the exchange rate between the U.S. dollar and foreign currencies in which we incur expenses. R&D expenses increased $161 million in 2014 primarily due to increased personnel-related costs of $131 million driven by incremental headcount from strategic hiring and acquisitions as well as increased depreciation costs of $22 million.

The following table summarizes corporate reconciling items within R&D expenses (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Corporate Reconciling Items	$399	$387	$365	$12	3%	$22	6%

Corporate reconciling items within R&D consist of stock-based compensation expense and intangible asset amortization. During 2015, corporate reconciling items within R&D increased primarily due to stock-based compensation expense, which increased by $12 million due to the supplemental 401(k) matching contribution EMC instituted during 2015. During 2014, corporate reconciling items within R&D increased $22 million primarily due to stock-based compensation expense which increased $25 million primarily due to the issuance of restricted stock and stock options in connection with acquisitions including AirWatch and DSSD.
Selling, General and Administrative

Selling expenses include payroll, sales commissions, stock-based compensation expense and other personnel-related costs associated with the marketing and sale of product offerings. Also included in selling expenses are product launch and business development costs, including travel expenses, as well as equipment and facilities costs, including the rental depreciation expense and intangible asset amortization. General and administrative expenses include payroll, stock-based compensation expense and other personnel-related costs incurred to support the overall business. These expenses include costs associated with the finance, human resources, legal and other administrative functions and initiatives.

The following table summarizes our consolidated selling, general and administrative (“SG&A”) expenses (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Selling, general and administrative	$8,533	$7,982	$7,338	$551	7%	$644	9%
Percentage of revenue	35%	33%	32%
The increase in SG&A expenses in 2015 compared to 2014 was attributable to the Information Infrastructure business, which increased overall SG&A expenses by $251 million, the Pivotal business, which increased overall SG&A expenses by $33 million, and the VMware Virtual Infrastructure business, which increased overall SG&A expenses by $216 million. In addition, corporate reconciling items increased consolidated SG&A expenses by $51 million.
The increase in SG&A expenses in 2014 compared to 2013 was attributable to the Information Infrastructure business, which increased overall SG&A expenses by $12 million, the Pivotal business, which increased overall SG&A expenses by $22 million, and the VMware Virtual Infrastructure business, which increased overall SG&A expenses by $387 million. In addition, corporate reconciling items increased consolidated SG&A expenses by $223 million.

The following table summarizes SG&A expenses within EMC’s Information Infrastructure business (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Selling, general and administrative	$4,834	$4,583	$4,571	$251	6%	$12	—%
Percentage of revenue	27%	25%	26%

SG&A expenses increased $251 million in 2015 primarily due to increases in personnel-related costs and infrastructure costs. Personnel-related costs increased by $250 million driven by incremental headcount from strategic hiring and business acquisitions. Infrastructure costs increased by $10 million, primarily due to the consolidation of VCE, the acquisition of Virtustream and increased investments in our Emerging Storage business, partially offset by decreases in our traditional storage businesses. Partially offsetting the increased costs was a decrease in business development costs of $12 million in 2015.

SG&A expenses increased $12 million in 2014 primarily due to increases in personnel-related costs of $21 million and depreciation expense of $16 million. These increases were partially offset by a decrease in travel related costs of $29 million due to controlled discretionary spending.

The following table summarizes SG&A expenses within the Pivotal business (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Selling, general and administrative	$216	$183	$161	$33	18%	$22	14%
Percentage of revenue	81%	81%	90%

SG&A expenses increased $33 million in 2015 primarily due to increases in personnel-related costs of $20 million and business development costs of $4 million in 2015 as the business continues to build out its go-to-market capabilities. SG&A expenses increased $22 million in 2014 primarily due to increases in personnel-related costs of $14 million as the business continued to transition to its new strategic focus.

The following table summarizes SG&A expenses within the VMware Virtual Infrastructure business (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Selling, general and administrative	$2,606	$2,390	$2,003	$216	9%	$387	19%
Percentage of revenue	39%	40%	39%

SG&A expenses within the VMware Virtual Infrastructure business increased $216 million in 2015 primarily due to growth in personnel-related expenses of $117 million, due to incremental headcount. Infrastructure and depreciation costs increased by $55 million and business development costs increased by $13 million. In addition, professional services costs increased $18 million. These increased costs were partially offset by the favorable impact from fluctuations in the exchange rate between the U.S. dollar and foreign currencies in which we incur expenses.

SG&A expenses increased $387 million in 2014 primarily due to growth in personnel-related expenses of $280 million driven by incremental headcount from strategic hiring and acquisitions as well as compensation expense relating to specified future employment conditions of certain key AirWatch employees. In addition, there were increases to both business development costs of $29 million and infrastructure costs of $41 million.

The following table summarizes corporate reconciling items within SG&A expenses (dollars in millions):

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Corporate Reconciling Items	$877	$826	$603	$51	6%	$223	37%

Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization and acquisition and other related charges, increased $51 million in 2015, which was primarily due to an increase in stock-based compensation of $50 million. This increase relates primarily to the supplemental 401(k) matching contribution EMC instituted during 2015 as well as the consolidation of VCE.

During 2014, corporate reconciling items within SG&A increased $223 million primarily due to acquisition and other related costs relating to the specified future employment conditions of AirWatch and DSSD employees, which increased $173 million. Also contributing to this increase was stock-based compensation expense, which increased by $38 million, and VMware litigation and other contingencies of $11 million. The increase in stock-based compensation expense in 2014 was primarily driven by the issuance of restricted stock in connection with VMware’s acquisition of AirWatch and EMC’s acquisition of DSSD.
Restructuring and Acquisition-Related Charges

During 2015, we initiated a cost reduction and business transformation program to better align our expenses and improve the operations of our federation of businesses. In the fourth quarter of 2015, as part of the previously announced program to reduce our existing cost base by $850 million annually, and consistent with prior restructuring actions to keep pace with changes in the industry, we approved a restructuring plan which consists of a reduction in force which will be substantially completed by the end of the first quarter of 2016 and fully completed by the end of 2016.  The total charge resulting from this plan is expected to be approximately $250 million, with total cash payments associated with the plan expected to be $220 million. Charges related to this restructuring action are included in the 2015 charges discussed below.
On January 22, 2016, VMware approved, subject to compliance with all applicable local legal obligations, a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. The total charge resulting from this plan is estimated to be between $55 million and $65 million, consisting principally of employee-related charges to be paid in cash for the elimination of approximately 800 positions and personnel which are expected to be completed by June 30, 2016.
In 2015, 2014 and 2013, we incurred restructuring and acquisition-related charges of $450 million, $239 million and $224 million, respectively. In 2015, EMC incurred $420 million of restructuring charges, primarily related to our current year restructuring programs, and $4 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2014, EMC incurred $210 million of restructuring charges, primarily related to our 2014 restructuring programs, and $6 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2013, EMC incurred $139 million of restructuring charges, primarily related to our 2013 restructuring program, and $8 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.
In 2015, VMware incurred $23 million of restructuring charges related to workforce reductions as part of its current year restructuring program and $3 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2014, VMware incurred $18 million of restructuring charges related to workforce reductions as part of its current year restructuring program and $7 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2013, VMware incurred $54 million of restructuring charges related to workforce reductions as part of its 2013 restructuring program and $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In addition, VMware incurred a benefit of $2 million and a charge of $18 million primarily related to impairment charges related to its business realignments in 2014 and 2013, respectively.
During 2015, 2014 and 2013, EMC implemented restructuring programs to create further operational efficiencies which will result or have resulted in workforce reductions of approximately 4,600, 2,100 and 1,900 positions, respectively. The actions impact positions around the globe covering our Information Storage, RSA Information Security, Enterprise Content Division and Pivotal segments. All of these actions are expected to be completed or were completed within a year of the start of each program.
During 2015 and 2014, VMware eliminated approximately 380 and 180 positions, respectively, across all major functional groups and geographies to streamline its operations. During 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions are expected to be completed or were completed within a year of the program.
During 2015, 2014 and 2013, we recognized $18 million in each year, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2017. The remaining cash portion owed for these programs in 2016 is approximately $4 million, plus an additional $7 million over the period from 2017 and beyond.
Investment Income
Investment income was $94 million, $123 million and $128 million in 2015, 2014 and 2013, respectively. Investment income decreased in 2015 due to an increase in net realized losses. Interest income was $106 million, $99 million and $106 million in 2015, 2014 and 2013, respectively. Net realized losses were $16 million and net realized gains were $19 million and $17 million in 2015, 2014 and 2013, respectively.
Interest Expense
Interest expense was $164 million, $147 million and $156 million in 2015, 2014 and 2013, respectively. Interest expense during 2015 and 2014 consists primarily of interest on the $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”), which we issued in June 2013. The increase in interest expense in 2015 compared to 2014 is due primarily to the amortization of interest rate swap losses of $22 million during 2015 compared to $11 million in 2014.
Interest expense during 2013 consists primarily of interest on the $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes”). Included in interest expense are non-cash interest charges related to amortization of the debt discount attributable to the conversion feature of $58 million for the year ended December 31, 2013, as we accreted the 2013 Notes to their stated values over their terms. See Note E to the consolidated financial statements.
Other Income (Expense), Net
Other income, net was $111 million in 2015 and other expense, net was $251 million and $257 million in 2014 and 2013, respectively. Other income (expense), net primarily consists of net gains and losses on strategic investments and foreign exchange gains and losses. During 2014 and 2013, other income (expense), net also included our consolidated share of the losses from our converged infrastructure joint venture, VCE Company LLC (“VCE”).
During 2015, we recognized net gains from strategic investments of $98 million and foreign currency exchange gains of $18 million. These gains were partially offset by a fair value adjustment on an asset held for sale of $20 million in 2015.
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
Prior to EMC’s acquisition of the controlling interest in VCE in December 2014, the VCE joint venture had been accounted for under the equity method and our consolidated share of VCE’s losses was based upon our portion of the overall funding. This represented our share of the net losses of the joint venture, net of equity accounting adjustments. During 2014 and 2013, we incurred losses related to VCE of $357 million and $298 million, respectively.
Provision for Income Taxes

Our effective income tax rate was 24.6%, 23.1% and 20.0% in 2015, 2014 and 2013, respectively. Our effective income tax rate is based upon income before provision for income taxes for the year, composition of the income in different countries and adjustments, if any, for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. Our effective income tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory income tax rates and higher than anticipated in countries where we have higher statutory income tax rates.

In 2015, the lower aggregate income tax rate in foreign jurisdictions reduced our effective income tax rate by 12.8 percentage points compared to our statutory federal tax rate of 35.0%. On December 18, 2015, the Consolidated Appropriations Act, 2016 was signed into law. Some of the provisions were retroactive to January 1, 2015 including a permanent extension of the U.S.

federal tax credit for increasing research activities. The federal tax credit for increasing research activities reduced our 2015 effective income tax rate by 2.1 percentage points. The net effect of other tax credits, state taxes, change in valuation allowance, U.S. domestic production activities deduction, non-deductible permanent differences, prior year true up adjustments, change in tax contingency reserves and other items collectively increased the effective income tax rate by 4.5 percentage points.

In 2014, the lower aggregate income tax rate in foreign jurisdictions reduced our effective income tax rate by 11.6 percentage points compared to our statutory federal tax rate of 35.0%. On December 19, 2014, the Tax Increase Prevention Act was signed into law. Some of the provisions were retroactive to January 1, 2014 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2014. The federal tax credit for increasing research activities reduced our 2014 effective income tax rate by 1.6 percentage points. The net effect of other tax credits, state taxes, change in valuation allowance, U.S. domestic production activities deduction, non-deductible permanent differences, prior year true up adjustments, change in tax contingency reserves and other items collectively increased the effective income tax rate by 1.3 percentage points.

In 2013, the lower aggregate income tax rate in foreign jurisdictions reduced our effective income tax rate by 15.3 percentage points compared to our statutory federal tax rate of 35.0%. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including an extension of the U.S. federal tax credit for increasing research activities through December 31, 2013. Because the extension was enacted after December 31, 2012, our 2013 income tax provision included the federal tax credit for increasing research activities for 2012 as well as for 2013, which reduced our 2013 effective income tax rate by 3.5 percentage points. The net effect of other tax credits, state taxes, change in valuation allowance, U.S. domestic production activities deduction, non-deductible permanent differences, prior year true up adjustments, change in tax contingency reserves and other items collectively increased the effective income tax rate by 3.8 percentage points.

The effective income tax rate increased from 2014 to 2015 by 1.5%, from 23.1% to 24.6%, respectively. This increase was principally attributable to a release of the valuation allowance against state tax credit carryforwards in 2014 partially offset by the impact of lower income before provision for income taxes in 2015.

The effective income tax rate increased from 2013 to 2014 by 3.1%, from 20.0% to 23.1%, respectively. This increase was principally attributable to higher income in the U.S. in 2014 and the inclusion of the 2012 federal tax credit for increasing research activities in 2013 as discussed above.
Non-controlling Interests
The net income attributable to the non-controlling interests was $182 million, $180 million and $204 million in 2015, 2014 and 2013, respectively. The net income attributable to the non-controlling interest in VMware was $189 million, $180 million and $204 million in 2015, 2014 and 2013, respectively. The increase in 2015 was due to an increase in VMware’s net income compared to 2014. The decrease in 2014 was due to a decrease in VMware’s net income compared to 2013. VMware’s reported net income was $997 million, $886 million and $1,014 million in 2015, 2014 and 2013, respectively. The weighted-average non-controlling interest in VMware was approximately 19% in 2015 and 20% in 2014 and 2013. As of December 31, 2015, EMC had purchased approximately 16 million shares of VMware common stock for $1.2 billion.
Financial Condition
Proposed Transaction with Dell

On October 12, 2015, EMC and Denali signed a definitive Merger Agreement. EMC has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Denali, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing outstanding EMC common stock. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements for the next twelve months.
The Merger Agreement contains specified termination rights for each of Denali and EMC, including that, in general, either party may terminate if the Merger is not consummated on or before December 16, 2016. If EMC terminates the Merger Agreement, we are required to pay Denali a termination fee of $2.5 billion.

Cash, Cash Equivalents and Investments

At December 31, 2015, our total cash, cash equivalents, and short-term and long-term investments were $14.8 billion. This balance includes approximately $7.5 billion held by VMware, of which $5.8 billion is held outside the U.S. and $1.7 billion is held in the U.S., and $7.3 billion held by EMC, of which $6.1 billion is held outside the U.S. and $1.2 billion is held in the U.S. If these funds that are held outside the U.S. are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Under the terms of the Merger Agreement, EMC is required to provide Denali with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to repatriate cash to meet the requirements of the Merger. If these overseas funds are required to be repatriated to the U.S. in accordance with the Merger Agreement, we may be required to accrue and pay U.S. taxes to repatriate these funds.

We expect that existing U.S. cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months. We expect to continue to generate positive cash flows from operations and to use cash generated by operations as a primary source of liquidity. Should we require more capital than is generated by our operations to fund discretionary activities, such as business acquisitions, we have the ability to raise capital through the issuance of commercial paper or by drawing on our credit facility at reasonable interest rates.

Cash Flow

The following table summarizes our cash flow activity for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the Year Ended December 31,			$ Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Cash provided by operating activities	$5,386	$6,523	$6,923	$(1,137)	$(400)
Cash used in investing activities	(2,754)	(2,551)	(5,760)	(203)	3,209
Cash (used in) provided by financing activities	(2,292)	(5,437)	2,076	3,145	(7,513)
Effect of exchange rates on cash and cash equivalents	(134)	(83)	(62)	(51)	(21)
Net (decrease) increase in cash and cash equivalents	$206	$(1,548)	$3,177	$1,754	$(4,725)

Cash provided by operating activities consists primarily of cash collections from our customers somewhat offset by cash used for employee related expenditures, cash paid to suppliers for material and manufacturing costs and income tax payments.

The following table summarizes the primary drivers of the decrease in cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the Year Ended December 31,			$ Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Cash received from customers	$25,737	$25,360	$24,319	$377	$1,041
Cash paid to suppliers and employees	(19,312)	(17,893)	(16,708)	(1,419)	(1,185)
Income taxes paid	(1,001)	(953)	(761)	(48)	(192)

Net cash provided by operating activities decreased by $1,137 million to $5,386 million and by $400 million to $6,523 million for the years ended December 31, 2015 and 2014, respectively, with respect to the comparable prior year periods. In each of these years, the decreases were primarily due to increases in cash paid to suppliers and employees due to general growth in the business to support the increased revenue base as well as income tax payments, which are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits, and which increased primarily due to higher pre-tax income in 2014 compared to 2013 and 2012 and the timing of various originating and reversing temporary book to tax differences. These were partially offset by increases in cash received from customers, attributable to an increase in sales volume.

Cash used in investing activities consists primarily of the timing of purchases, sales and maturities of our investments in available-for-sale securities, business acquisitions and the purchase of capital and other assets.

The following table summarizes the primary drivers of the increase in cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the Year Ended December 31,			$ Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net (purchases) sales of available-for-sale securities	$(77)	$1,391	$(3,113)	$(1,468)	$4,504
Business acquisitions, net of cash acquired	(1,336)	(1,973)	(770)	637	(1,203)

Net cash used in investing activities increased by $203 million to $2,754 million for the year ended December 31, 2015 and decreased by $3,209 million to $2,551 million for the year ended December 31, 2014, with respect to the comparable prior year periods. The increase in 2015 compared to the same period in 2014 was primarily due to an increase in cash used in the net purchases and sales of available-for-sale securities, which was partially offset by a decrease in cash spent on business acquisitions. During 2015, EMC paid $1,220 million in net cash to acquire Virtustream. The decrease in 2014 compared to the same period in 2013 was primarily due to an increase in cash received in the net purchases and sales of available-for-sale securities, which was partially offset by an increase in cash spent on business acquisitions. During 2014, EMC had significant acquisition activity, including VMware’s acquisition of AirWatch. Acquisition activity varies from period to period based upon the number and size of acquisitions in a given period. The net purchase and sales of available-for-sale securities varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt.

Cash used in financing activities consists primarily of net proceeds or payments from the issuance or repayment of short-term and long-term debt as well as proceeds from the issuance of common stock, stock repurchases and dividend payments.

The following table summarizes the primary drivers of the decrease in cash used in financing activities for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the Year Ended December 31,			$ Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Repurchase of EMC and VMware common stock	$(3,188)	$(3,669)	$(3,683)	$481	$14
Payment of long-term and short-term obligations	—	(1,665)	(46)	1,665	(1,619)
Net proceeds from the issuance of long-term and short-term obligations	1,295	—	5,460	1,295	(5,460)

Net cash used in financing activities decreased by $3,145 million to $2,292 million and increased by $7,513 million to $5,437 million for the years ended December 31, 2015 and 2014, respectively, with respect to the comparable prior year periods. The decrease in 2015 compared to the same period in 2014 was primarily due to cash inflows related to the net proceeds from the issuance of Commercial Paper and amounts borrowed under the credit facility in 2015 and cash outflows related to the repayment of convertible debt in 2014. Cash spent on EMC and VMware stock repurchases during 2015 decreased slightly compared to 2014. The increase in 2014 compared to the same period in 2013 was primarily due to proceeds received through the issuance of the long-term notes during 2013, somewhat offset by the repayment of convertible debt during 2014. During 2015, 2014 and 2013, we returned value to shareholders by repurchasing shares and paying dividends as part of our greater capital allocation strategy.

Share Repurchase

During the years ended December 31, 2015, 2014 and 2013 we spent $2,063 million, $2,969 million and $3,015 million respectively, to repurchase 76 million, 107 million and 122 million shares of our common stock, and VMware spent $1,125 million, $700 million and $508 million, respectively, to repurchase 13 million, 8 million and 7 million shares of their common stock.

Dividends
Our Board of Directors declared the following dividends during 2015, 2014 and 2013:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015
May 20, 2015	$0.115	July 1, 2015	$226	July 23, 2015
July 30, 2015	$0.115	October 1, 2015	$229	October 23, 2015
December 17, 2015	$0.115	January 4, 2016	$230	January 22, 2016

2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014
December 10, 2014	$0.115	January 2, 2015	$234	January 23, 2015

2013:
May 28, 2013	$0.10	July 1, 2013	$212	July 23, 2013
August 1, 2013	$0.10	October 1, 2013	$210	October 23, 2013
December 12, 2013	$0.10	January 8, 2014	$206	January 23, 2014

Short-Term Debt

On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of December 31, 2015, we had $600 million outstanding under the credit facility. At February 24, 2016, we had no amounts borrowed under the credit facility.

On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of December 31, 2015, we had $699 million of Commercial Paper outstanding. At February 24, 2016, we had $967 million of Commercial Paper outstanding.

Long-Term Debt

During 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”) which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, business acquisitions, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of December 31, 2015, we were in compliance with all debt covenants, which are customary in nature.

Convertible Debt

During 2006, we issued the 2013 Notes. These 2013 Notes matured and a majority of the noteholders exercised their rights to convert the outstanding 2013 Notes as of December 31, 2013. Pursuant to the settlement terms, the majority of the converted 2013 Notes were settled on January 7, 2014. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 35 million shares for the $858 million excess of the conversion value over the principal amount, as prescribed in the terms of the 2013 Notes.

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

The Purchased Options and associated warrants had the effect of increasing the conversion price of the 2013 Notes to approximately $19.31 per share of our common stock, representing an approximate 53% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, the issuance date of the 2013 Notes.
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

Our non-GAAP operating results for the three months and years ended December 31, 2015 and 2014 were as follows (in millions, except percentages and per share data):

	For the Three Months Ended		For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenue	$7,014	$7,048	$24,780	$24,440
Gross margin	4,463	4,608	15,469	15,642
Gross margin percentage	63.6%	65.4%	62.4%	64.0%
Operating income	1,768	2,035	5,045	5,882
Operating income percentage	25.2%	28.9%	20.4%	24.1%
Income tax provision	437	468	1,217	1,327
Net income attributable to EMC	1,268	1,405	3,572	3,919
Diluted earnings per share attributable to EMC	$0.65	$0.69	$1.82	$1.90
The decreases in the non-GAAP gross margin compared to the prior year were attributable to the significant impacts of the consolidation of VCE, changes in foreign currencies and the VMware GSA settlement charge. The decrease in gross margin percentage was primarily attributable to decreases in Information Storage, VMware Virtual Infrastructure and Pivotal margins. Gross margin percentages decreased for the three and twelve months ended December 31, 2015 compared to the prior year. Information Storage and VMware Virtual Infrastructure gross margin percentages decreased compared to the prior year, however the mix of VMware, which is a higher margin business, increased which offset the decreases in gross margins. Information Storage gross margin percentage decreased year over year primarily due to the consolidation of VCE and foreign currency impacts to revenue that do not impact costs in the same manner, as our costs of sale tend to have less exposure to currency volatility. In addition, there were lower volumes during 2015 compared to 2014. VMware Virtual Infrastructure gross margin percentage decreased primarily due to a decrease in service margins as VMware continues to drive its strategic growth initiatives through investments in SaaS and professional service offerings.
The decrease in the non-GAAP operating income was attributable to higher costs during the three and twelve months ended December 31, 2015 compared to the prior year. Non-GAAP operating margin percentage for the three and twelve months ended December 31, 2015 decreased primarily due to the impacts of the consolidation of VCE and foreign currency impacts. In addition, operating expenses continued to increase as we continue to invest in our businesses and shift our focus to strategic high growth areas and acquisitions to meet the changing needs of our customers. The increases in operating expenses are driven by all of our operating segments.
The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended December 31, 2015
	Gross margin	Operating income	Income tax provision	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$4,360	$1,093	$290	$771	$0.39
Stock-based compensation expense	42	306	70	216	0.11
Intangible asset amortization	61	97	25	67	0.03
Restructuring charges	—	223	54	169	0.09
Acquisition and other related charges	—	35	11	21	0.01
R&D tax credit	—	—	31	(29)	(0.01)
Special tax items	—	—	(44)	39	0.02
Merger-related costs	—	14	—	14	0.01
Non-GAAP	$4,463	$1,768	$437	$1,268	$0.65

	For the Three Months Ended December 31, 2014
	Gross margin	Operating income	Income tax provision	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$4,505	$1,570	$336	$1,147	$0.56
Stock-based compensation expense	39	260	49	190	0.10
Intangible asset amortization	64	102	28	68	0.03
Restructuring charges	—	47	12	34	0.02
Acquisition and other related charges	—	56	20	31	0.02
Gain on previously held interests in strategic investments and join venture	—	—	(11)	(33)	(0.02)
R&D tax credit	—	—	34	(32)	(0.02)
Non-GAAP	$4,608	$2,035	$468	$1,405	$0.69

	For the Year Ended December 31, 2015
	Revenue	Gross margin	Operating income	Income tax provision	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$24,704	$14,991	$2,841	$710	$1,990	$1.01
Stock-based compensation expense	—	156	1,093	250	767	0.39
Intangible asset amortization	—	246	395	112	263	0.13
Restructuring charges	—	—	443	103	336	0.17
Acquisition and other related charges	—	—	178	56	103	0.05
Fair value adjustment on assets held for sale	—	—	—	8	12	0.01
VMware litigation and other contingencies	—	—	11	4	6	—
GSA settlement	76	76	70	18	42	0.02
Special tax items	—	—	—	(44)	39	0.02
Merger-related costs	—	—	14	—	14	0.01
Non-GAAP	$24,780	$15,469	$5,045	$1,217	$3,572	$1.82

	For the Year Ended December 31, 2014
	Gross margin	Operating income	Income tax provision	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$15,249	$4,037	$868	$2,714	$1.32
Stock-based compensation expense	146	1,020	224	713	0.35
Intangible asset amortization	247	402	118	263	0.13
Restructuring charges	—	226	56	168	0.08
Acquisition and other related charges	—	186	60	108	0.05
Gain on previously held interests in strategic investments and joint venture	—	—	(11)	(77)	(0.04)
Impairment of strategic investment	—	—	10	23	0.01
VMware litigation and other contingencies	—	11	2	7	—
Non-GAAP	$15,642	$5,882	$1,327	$3,919	$1.90
We also monitor our ability to generate free cash flow in relationship to our non-GAAP net income attributable to EMC over comparable periods. For the year ended December 31, 2015, our free cash flow was $3,917 million, a decrease of 22% compared to the free cash flow generated for the year ended December 31, 2014. The free cash flow for the year ended December 31, 2015 exceeded our non-GAAP net income attributable to EMC by $345 million. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, fund joint ventures, repurchase shares, service debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended		For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cash Flow from Operations	$1,870	$2,231	$5,386	$6,523
Capital Expenditures	(231)	(286)	(902)	(979)
Capitalized Software Development Costs	(156)	(127)	(567)	(509)
Free Cash Flow	$1,483	$1,818	$3,917	$5,035

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measures of cash flow consist of three components. These are cash flows provided by operating activities of $5,386 million and $6,523 million for the years ended December 31, 2015 and 2014, respectively, cash used in investing activities of $2,754 million and $2,551 million for the years ended December 31, 2015 and 2014, respectively, and cash used in financing activities of $2,292 million and $5,437 million for the years ended December 31, 2015 and 2014, respectively.

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
Investments
The following table summarizes the composition of our investments at December 31, 2015 (in millions):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,449	$—	$(8)	$2,441
U.S. corporate debt securities	2,257	1	(10)	2,248
High yield corporate debt securities	307	2	(22)	287
Asset-backed securities	20	—	—	20
Municipal obligations	731	1	—	732
Auction rate securities	27	—	(2)	25
Foreign debt securities	2,332	—	(9)	2,323
Total fixed income securities	8,123	4	(51)	8,076
Publicly traded equity securities	126	40	(8)	158
Total	$8,249	$44	$(59)	$8,234
Under the terms of the Merger Agreement, EMC is required to provide Denali with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to liquidate our investment portfolio based on the likelihood of the Merger closing. For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2015, we currently have the ability and intent to hold until maturity or anticipated recovery. In making the determination as to whether the unrealized losses are other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Our fixed income and equity investments are classified as available for sale and recorded at their fair market values. At December 31, 2015, with the exception of our auction rate securities, the vast majority of our investments were priced by third-

party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2015 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-2 years*	3-4 years**	More than 4 years
Operating leases	$2,008	$338	$510	$308	$852
Short-term debt	1,299	1,299	—	—	—
Long-term debt	5,475	—	2,491	1,989	995
Product warranty obligations	172	—	—	—	—
Other long-term obligations, including post retirement obligations	480	480	—	—	—
Purchase orders	3,149	—	—	—	—
Uncertain tax positions and related interest	582	—	—	—	—
Total	$13,165	$2,117	$3,001	$2,297	$1,847
 _______________

*	Includes payments from January 1, 2017 through December 31, 2018.

**	Includes payments from January 1, 2019 through December 31, 2020.
As of December 31, 2015, we had $172 million of product warranty obligations, approximately $150 million of long-term post retirement obligations, $3,149 million of purchase orders and $582 million of liabilities for uncertain tax positions. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancellable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service. Our operating leases are primarily for office space around the world. We believe leasing such space in most cases is more cost-effective than purchasing real estate. The short-term debt pertains to the Commercial Paper issued and credit facility borrowings outstanding at December 31, 2015. The long-term debt pertains to the $5.5 billion aggregate principal amount of senior notes issued in June 2013.
We have no other off-balance sheet arrangements.
Guarantees and Indemnification Obligations
EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating approximately $150 million as of December 31, 2015. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.
We enter into agreements in the ordinary course of business with, among others, customers, resellers, original equipment manufacturers (“OEMs”), systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to the loss or processing of data, to real or tangible personal property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers. We have also made certain guarantees for obligations of our subsidiaries.
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
Based upon our historical experience and information known as of December 31, 2015, we believe our liability on the above guarantees and indemnities at December 31, 2015 is not material.
Pension
We have a noncontributory defined benefit pension plan that was assumed as part of the Data General acquisition, which covers substantially all former Data General employees located in the United States. This plan has been frozen resulting in employees no longer accruing pension benefits for future services. The assets for this defined benefit plan are invested in common stocks and bonds. The market related value of the plan’s assets is based upon the assets’ fair value. The expected long-term rate of return on assets for the year ended December 31, 2015 was 6.50%.
The Company has begun to shift, and may continue to shift in the future as market conditions permit, its asset allocation to lower the percentage of investments in equity securities and increase the percentage of investments in fixed-income securities. The effect of such a change results in a reduction to the expected long-term rate of return on plan assets and an increase in future pension expense consistent with the sensitivity described below. The actual average annual rate of return for the ten years ended December 31, 2015 was 6.45%. Based upon current market conditions, the expected long-term rate of return for 2016 will be 6.50%. A 25 basis point change in the expected long-term rate of return on the plans’ assets would have approximately a $1 million impact on the 2016 pension expense.
As of December 31, 2015, the pension plan had a $186 million unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants. For the year ended December 31, 2015, the discount rate to determine the benefit obligation was 4.24%. The discount rate selected was based on highly rated long-term bond indices and yield curves that match the duration of the plan’s benefit obligations. The bond indices and yield curve analyses include only bonds rated AA or higher from reputable rating agencies. The discount rate reflects the rate at which the pension benefits could be effectively settled. A 25 basis point change in the discount rate would have approximately a $1 million impact on the 2016 pension expense.
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
Warranty Costs
We accrue for systems warranty costs at the time of shipment. We estimate systems warranty costs based upon historical experience, specific identification of system requirements and projected costs to service items under warranty. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. To the extent that our actual systems warranty costs differed from our estimates by 5 percent, consolidated pre-tax income would have increased/decreased by approximately $9 million and $10 million in 2015 and 2014, respectively.
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
The market value of our short- and long-term investments is based primarily upon the listed price of the security. At December 31, 2015, with the exception of our auction rate securities, the vast majority of our investments were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs such as market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value. In the event the fair market values that we determine are not accurate or we are unable to liquidate our investments in a timely manner, we may not realize the recorded value of our investments.
We hold investments whose market values are below our cost. The determination of whether unrealized losses on investments are other-than-temporary is based upon the type of investments held, market conditions, financial condition and near-term prospects of the issuers, the time to maturity, length of the impairment, magnitude of the impairment and ability and intent to hold the investment to maturity or to the anticipated recovery. Should current market and economic conditions deteriorate, our ability to recover the cost of our investments may be impaired.
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
Restructuring Charges
We recognized restructuring charges in 2015, 2014, 2013 and prior years. The restructuring charges include, among other items, estimated employee termination benefit costs, subletting leased facilities and the cost of terminating various contracts. In addition, during 2014 and 2013, VMware incurred impairment charges related to its business realignment. The amount of the actual obligations may be different than our estimates due to various factors, including market conditions, negotiations with third parties and finalization of severance agreements with employees. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.
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
Foreign Exchange Risk Management
As a multinational corporation, we are exposed to changes in foreign exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances are reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We enter into derivative contracts with the sole objective of decreasing the volatility of the impact of currency fluctuations. These exposures may change over time and could have a material adverse impact on our financial results. Historically, our primary exposure has related to sales denominated in the Euro, the Japanese yen, and the British pound. Additionally, we have exposure to emerging market economies, particularly in Latin America and Southeast Asia. We use foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. In all cases, we use these derivative instruments to reduce our foreign exchange risk by essentially creating offsetting market exposures. The success of the hedging program depends on our forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. The instruments we hold are not leveraged and are not held for trading or speculative purposes.
We performed sensitivity analyses as of December 31, 2015, 2014 and 2013 based on scenarios in which market spot rates are hypothetically changed in order to produce a potential net exposure loss. The hypothetical change was based on a 10 percent strengthening or weakening in the U.S. dollar, whereby all other variables are held constant. The analyses include all of our foreign currency contracts outstanding as of December 31 for each year, as well as the offsetting underlying exposures. The sensitivity analyses indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $13 million, $10 million and $12 million at December 31, 2015, 2014 and 2013, respectively.
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
We employ a Historical Value-At-Risk calculation to calculate value-at-risk for changes in interest rates for our combined investment portfolios. This model assumes that the relationships among market rates and prices that have been observed daily over at least the last 105 days are valid for estimating risk over the next trading day. This model measures the potential loss in fair value that could arise from changes in interest rates, using a 95% confidence level and assuming a one-day holding period. The value-at-risk on the debt portion of the investment portfolio was $3 million as of December 31, 2015 and $8 million as of December 31, 2014. The average, high and low value-at-risk amounts for 2015 and 2014 were as follows (in millions):

	Average	High	Low
2015	$5	$6	$3
2014	5	8	2
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
We provide credit to customers in the normal course of business. Credit is extended to new customers based upon checks of credit references, credit scores and industry reputation. Credit is extended to existing customers based on prior payment history and demonstrated financial stability. The credit risk associated with accounts and notes receivables is generally limited due to the large number of customers and their broad dispersion over many different industries and geographic areas. We establish an allowance for the estimated uncollectible portion of our accounts and notes receivable. The allowance was $92 million and $74 million at December 31, 2015 and 2014, respectively. We customarily sell the notes receivable we derive from our leasing activity. Generally, we do not retain any recourse on the sale of these notes. Our sales are generally dispersed to a large number of customers, minimizing the reliance on any particular customer or group of customers.
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
EMC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015. In making this assessment, EMC’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on our assessment, EMC’s management determined that, as of December 31, 2015, EMC’s internal control over financial reporting is effective and operating at the reasonable assurance level based on those criteria.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page 58 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of EMC Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EMC Corporation and its subsidiaries at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets in 2015.

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

/s/ PricewaterhouseCoopers LLP
February 25, 2016

EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,549	$6,343
Short-term investments	2,726	1,978
Accounts and notes receivable, less allowance for doubtful accounts of $90 and $72	3,977	4,413
Inventories	1,245	1,276
Other current assets	566	653
Total current assets	15,063	14,663
Long-term investments	5,508	6,334
Property, plant and equipment, net	3,850	3,766
Intangible assets, net	2,149	2,125
Goodwill	17,090	16,134
Deferred income taxes	1,164	952
Other assets, net	1,788	1,611
Total assets	$46,612	$45,585
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,644	$1,696
Accrued expenses	3,123	3,141
Income taxes payable	609	852
Short-term debt	1,299	—
Deferred revenue	6,210	6,021
Total current liabilities	12,885	11,710
Income taxes payable	461	306
Deferred revenue	4,592	4,144
Long-term debt	5,475	5,469
Other liabilities	480	431
Total liabilities	23,893	22,060
Commitments and contingencies (See Note M)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 1,943 and 1,985 shares	19	20
Additional paid-in capital	—	—
Retained earnings	21,700	22,242
Accumulated other comprehensive income (loss), net	(579)	(366)
Total EMC Corporation’s shareholders’ equity	21,140	21,896
Non-controlling interests	1,579	1,629
Total shareholders’ equity	22,719	23,525
Total liabilities and shareholders’ equity	$46,612	$45,585

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenues:
Product sales	$13,514	$14,051	$13,690
Services	11,190	10,389	9,532
	24,704	24,440	23,222
Costs and expenses:
Cost of product sales	5,809	5,738	5,650
Cost of services	3,904	3,453	3,099
Research and development	3,167	2,991	2,761
Selling, general and administrative	8,533	7,982	7,338
Restructuring and acquisition-related charges	450	239	224
Operating income	2,841	4,037	4,150
Non-operating income (expense):
Investment income	94	123	128
Interest expense	(164)	(147)	(156)
Other income (expense), net	111	(251)	(257)
Total non-operating income (expense)	41	(275)	(285)
Income before provision for income taxes	2,882	3,762	3,865
Income tax provision	710	868	772
Net income	2,172	2,894	3,093
Less: Net income attributable to the non-controlling interests	(182)	(180)	(204)
Net income attributable to EMC Corporation	$1,990	$2,714	$2,889

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$1.02	$1.34	$1.39
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$1.01	$1.32	$1.33

Weighted average shares, basic	1,944	2,028	2,074
Weighted average shares, diluted	1,962	2,059	2,160

Cash dividends declared per common share	$0.46	$0.45	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$2,172	$2,894	$3,093
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	(169)	(135)	(44)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefits) of $(9), $36 and $(13)	(16)	57	(22)
Reclassification adjustment for net gains realized in net income, net of taxes of $27, $23 and $6	(43)	(39)	(11)
Net change in market value of investments	(59)	18	(33)
Changes in market value of derivatives:
Changes in unrealized gains, net of taxes of $3, $2 and $3	21	24	13
Reclassification adjustment for net gains included in net income, net of benefits (taxes) of $5, $0 and $(2)	(11)	(18)	(10)
Net change in the market value of derivatives	10	6	3
Change in actuarial net gain (loss) from pension and other postretirement plans:
Recognition of actuarial net gain (loss) from pension and other postretirement plans, net of taxes (benefits) of $(6), $(12) and $20	(7)	(22)	34
Reclassification adjustments for net losses from pension and other postretirement plans, net of benefits $5, $3 and $6	8	6	9
Net change in actuarial gain (loss) from pension and other postretirement plans	1	(16)	43
Other comprehensive loss	(217)	(127)	(31)
Comprehensive income	1,955	2,767	3,062
Less: Net income attributable to the non-controlling interests	(182)	(180)	(204)
Less: Other comprehensive loss attributable to the non-controlling interests	4	—	—
Comprehensive income attributable to EMC Corporation	$1,777	$2,587	$2,858

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Cash received from customers	$25,737	$25,360	$24,319
Cash paid to suppliers and employees	(19,312)	(17,893)	(16,708)
Dividends and interest received	100	143	169
Interest paid	(138)	(134)	(96)
Income taxes paid	(1,001)	(953)	(761)
Net cash provided by operating activities	5,386	6,523	6,923
Cash flows from investing activities:
Additions to property, plant and equipment	(902)	(979)	(943)
Capitalized software development costs	(567)	(509)	(465)
Purchases of short- and long-term available-for-sale securities	(7,252)	(9,982)	(11,250)
Sales of short- and long-term available-for-sale securities	5,205	8,722	5,292
Maturities of short- and long-term available-for-sale securities	1,970	2,651	2,845
Business acquisitions, net of cash acquired	(1,336)	(1,973)	(770)
Purchases of strategic and other related investments	(182)	(144)	(131)
Sales of strategic and other related investments	235	101	35
Joint venture funding	—	(360)	(411)
Proceeds from divestiture of business	—	—	38
Decrease (increase) in restricted cash	75	(78)	—
Net cash used in investing activities	(2,754)	(2,551)	(5,760)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	322	503	342
Proceeds from the issuance of VMware’s common stock	126	164	197
EMC repurchase of EMC’s common stock	(2,063)	(2,969)	(3,015)
EMC purchase of VMware’s common stock	—	—	(160)
VMware repurchase of VMware’s common stock	(1,125)	(700)	(508)
Excess tax benefits from stock-based compensation	55	102	116
Payment of long-term and short-term obligations	—	(1,665)	(46)
Net proceeds from the issuance of long-term and short-term obligations	1,295	—	5,460
Contributions from non-controlling interests	5	7	105
Dividend payment	(907)	(879)	(415)
Net cash (used in) provided by financing activities	(2,292)	(5,437)	2,076
Effect of exchange rate changes on cash and cash equivalents	(134)	(83)	(62)
Net increase (decrease) in cash and cash equivalents	206	(1,548)	3,177
Cash and cash equivalents at beginning of period	6,343	7,891	4,714
Cash and cash equivalents at end of period	$6,549	$6,343	$7,891
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,172	$2,894	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,907	1,864	1,665
Non-cash interest expense on debt	—	1	62
Non-cash restructuring and other special charges	40	19	8
Stock-based compensation expense	1,091	1,031	935
Provision for (recovery of) doubtful accounts	55	10	(1)
Deferred income taxes, net	(235)	(396)	(202)
Excess tax benefits from stock-based compensation	(55)	(102)	(116)
Gain on previously held interests in strategic investments and joint venture	—	(101)	—
Impairment of strategic investment	—	33	—
Other, net	6	20	40
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	385	(309)	(377)
Inventories	(196)	(149)	(408)
Other assets	47	345	269
Accounts payable	(75)	167	380
Accrued expenses	(333)	(286)	(162)
Income taxes payable	(53)	314	222

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	For the Year Ended December 31,
	2015	2014	2013
Deferred revenue	596	1,126	1,475
Other liabilities	34	42	40
Net cash provided by operating activities	$5,386	$6,523	$6,923

Non-cash investing and financing activity:
Issuance of common stock and stock options exchanged in business acquisitions	$—	$35	$1
Dividends declared	$230	$242	$213
Interest rate swap losses	$22	$11	$—

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2013	2,107	$21	$3,691	$18,853	$(208)	$1,167	$23,524
Stock issued through stock option and stock purchase plans	24	—	342	—	—	—	342
Tax benefit from stock options exercised	—	—	90	—	—	—	90
Restricted stock grants, cancellations and withholdings, net	11	—	(126)	—	—	—	(126)
Repurchase of common stock	(122)	(1)	(2,999)	—	—	—	(3,000)
EMC purchase of VMware stock	—	—	(124)	—	—	(26)	(150)
Stock options issued in business acquisitions	—	—	1	—	—	—	1
Stock-based compensation	—	—	946	—	—	—	946
Cash dividends declared	—	—	—	(628)	—	—	(628)
Impact from equity transactions of non-controlling interests	—	—	(473)	—	—	140	(333)
Actuarial loss on pension plan	—	—	—	—	43	—	43
Change in market value of investments	—	—	—	—	(33)	—	(33)
Change in market value of derivatives	—	—	—	—	3	—	3
Translation adjustment	—	—	—	—	(44)	—	(44)
Reclassification of convertible debt from mezzanine	—	—	58	—	—	—	58
Net income	—	—	—	2,889	—	204	3,093
Balance, December 31, 2013	2,020	20	1,406	21,114	(239)	1,485	23,786
Stock issued through stock option and stock purchase plans	33	—	503	—	—	—	503
Tax benefit from stock options exercised	—	—	98	—	—	—	98
Restricted stock grants, cancellations and withholdings, net	10	—	(110)	—	—	—	(110)
Repurchase of common stock	(107)	—	(2,333)	(667)	—	—	(3,000)
Stock options issued in business acquisitions	—	—	35	—	—	—	35
Stock-based compensation	—	—	1,055	—	—	—	1,055
Cash dividends declared	—	—	—	(919)	—	—	(919)
Impact from equity transactions of non-controlling interests	—	—	(654)	—	—	(36)	(690)
Actuarial gain on pension plan	—	—	—	—	(16)	—	(16)
Change in market value of investments	—	—	—	—	18	—	18
Change in market value of derivatives	—	—	—	—	6	—	6
Translation adjustment	—	—	—	—	(135)	—	(135)
Convertible debt conversions and warrant settlement	29	—	—	—	—	—	—
Net income	—	—	—	2,714	—	180	2,894
Balance, December 31, 2014	1,985	20	—	22,242	(366)	1,629	23,525
Stock issued through stock option and stock purchase plans	21	—	322	—	—	—	322
Tax benefit from stock options exercised	—	—	32	—	—	—	32
Restricted stock grants, cancellations and withholdings, net	13	—	(150)	—	—	—	(150)
Repurchase of common stock	(76)	(1)	(409)	(1,623)	—	—	(2,033)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Stock-based compensation	—	—	1,145	—	—	—	1,145
Cash dividends declared	—	—	—	(909)	—	—	(909)
Impact from equity transactions of non-controlling interests	—	—	(940)	—	—	(228)	(1,168)
Actuarial loss on pension plan	—	—	—	—	1	—	1
Change in market value of investments	—	—	—	—	(55)	(4)	(59)
Change in market value of derivatives	—	—	—	—	10	—	10
Translation adjustment	—	—	—	—	(169)	—	(169)
Net income	—	—	—	1,990	—	182	2,172
Balance, December 31, 2015	1,943	$19	$—	$21,700	$(579)	$1,579	$22,719

The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies
Company
EMC Corporation (“EMC” or “the Company”) and its subsidiaries develop, deliver and support the information technology (“IT”) industry’s broadest range of information infrastructure and virtual infrastructure technologies, solutions and services. EMC manages the Company as part of a federation of businesses: EMC Information Infrastructure, VMware Virtual Infrastructure, Pivotal and Virtustream.
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
EMC’s VMware Virtual Infrastructure business, which is represented by EMC’s majority equity stake in VMware, Inc. (“VMware”), is a leader in virtualization and cloud infrastructure solutions that enable businesses to help transform the way they build, deliver and consume IT resources in a manner that is based on their specific needs. VMware’s virtualization infrastructure solutions, which include a suite of products and services designed to deliver a software-defined data center, run on industry-standard desktop computers, servers and mobile devices and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
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
Proposed Transaction with Dell
On October 12, 2015, EMC entered into an Agreement and Plan of Merger (the “Merger Agreement”) among EMC, Denali Holding Inc., a Delaware corporation (“Denali”), Dell Inc., a Delaware corporation (“Dell”), and Universal Acquisition Co., a Delaware corporation and direct wholly owned subsidiary of Denali (“Merger Sub”), pursuant to which, among other things and subject to the conditions set forth therein, Merger Sub will merge with and into EMC (the “Merger”), with EMC continuing as the surviving corporation and a wholly owned subsidiary of Denali.
At the effective time of the Merger (“Effective Time”), each share of EMC common stock issued and outstanding will be canceled and converted into the right to receive (i) $24.05 in cash and (ii) a number of shares of common stock of Denali designated as Class V Common Stock, par value $0.01 per share (the “Class V Common Stock”), equal to the quotient obtained by dividing (A) 222,966,450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the Effective Time. The aggregate number of shares of Class V Common Stock issued as Merger Consideration in the transaction is intended to represent 65% of EMC’s economic interest in the approximately 81% of the outstanding shares of VMware currently owned by the EMC, reflecting approximately 53% of the total economic interest in the outstanding shares of VMware. Upon completion of the transaction, Denali will retain the remaining 28% of the total economic interest in the outstanding shares of VMware.  Based on the estimated number of shares of EMC common stock at the closing of the transaction, EMC shareholders are expected to receive approximately 0.111 shares of Class V Common Stock for each share of EMC common stock.
The Merger Agreement contains specified termination rights for both Denali and EMC, including that, in general, either party may terminate if the Merger is not consummated on or before December 16, 2016. If EMC terminates the Merger Agreement, EMC is required to pay Denali a termination fee of $2.5 billion. If Denali terminates the Merger Agreement, they are required to pay a termination fee of $4 billion under specified circumstances, and in certain instances, an alternative termination fee of $6 billion.
The transaction is expected to close in mid-2016. The completion of the Merger is subject to certain conditions including EMC shareholder approval, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of certain other regulatory approvals in various jurisdictions and the effectiveness of the registration statement on Form S-4 to be filed by Denali in connection with the registration of shares of Class V Common Stock issuable in connection with the Merger.
The Merger Agreement contains representations and warranties customary for transactions of this nature. EMC has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Denali, EMC may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities and repurchasing outstanding EMC common stock.
Under the terms of the Merger Agreement, EMC is required to provide Denali with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to repatriate cash to meet the requirements of the Merger. To date, we have asserted our overseas cash as indefinitely reinvested; however if these overseas funds are required to be repatriated to the U.S. in accordance with the Merger Agreement, we may be required to accrue and pay U.S. taxes to repatriate these funds.
Other than transaction expenses associated with the proposed Merger, the terms of the Merger Agreement did not impact EMC’s consolidated financial statements as of and for the year ended December 31, 2015.
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
EMC’s interest in VMware was approximately 81% and 80% at December 31, 2015 and 2014, respectively. VMware’s financial results have been consolidated with that of EMC for all periods presented as EMC is VMware’s controlling stockholder. The portion of the results of operations of VMware allocable to its other owners is shown as net income attributable to the non-controlling interests on EMC’s consolidated income statements. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as a component of non-controlling interests on EMC’s consolidated balance sheets and as a reduction of net income attributable to EMC shareholders.
EMC’s economic interest in Pivotal was approximately 83% and 84% at December 31, 2015 and 2014, respectively. Pivotal’s financial results have been consolidated with that of EMC for all periods presented as EMC is Pivotal’s controlling stockholder. Because the GE non-controlling interest in Pivotal is in the form of a preferred equity instrument, there is no net income attributable to GE’s non-controlling interest on EMC’s consolidated income statements. The portion of the results of operations of Pivotal allocable to its other owners, along with the interest in the net assets of Pivotal attributable to those other owners are shown as a component of non-controlling interests on EMC’s consolidated balance sheets and as a reduction of net income attributable to EMC shareholders.
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
Revenue Recognition
We derive revenue from sales of systems, software licenses and services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. This policy is applicable to all sales, including sales to resellers and end-users. Delivery is achieved when our product has been physically shipped or made available for use by electronic delivery and the risk of loss has been transferred which, for most of our product sales, occurs upon shipment. The following summarizes the major terms of our contractual relationships with our customers and the manner in which we account for sales transactions.

•	Product revenue

Product revenue consists of systems and software licenses sales that are delivered, sold as a subscription or sold on a consumption basis. System sales include storage hardware, required system software and other hardware-related devices. Software license sales include optional, stand-alone software applications. Our software applications provide customers with resource

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

management, backup and archiving, information security, information management and intelligence, data analytics and server virtualization capabilities. Depending on the nature of the arrangement, revenue for system and software license sales is generally recognized upon shipment or electronic delivery. For certain arrangements, revenue is recognized based on usage or ratably over the term of the arrangement. License revenue from royalty arrangements is recognized upon either receipt of royalty reports or payments from third parties.

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

We allocate the amount of revenue recognized for delivered elements to the amount that is not subject to forfeiture or refund or contingent on the future delivery of products or services.

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

Shipping and Handling

Shipping and handling reimbursements from our customers are included in product sales revenues with the associated costs included in cost of product sales.

Foreign Currency Translation

The local currency is the functional currency of the majority of our subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at daily rates.

Gains and losses from foreign currency transactions are included in other income (expense), net, and consist of net gains of $18 million in 2015 and net losses of $30 million and $2 million in 2014 and 2013, respectively. Foreign currency translation adjustments are included in other comprehensive income (loss).

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

We also use foreign currency forward and option contracts to hedge our exposure on a portion of our forecasted revenue and expense transactions. These derivatives are designated as cash flow hedges. We did not have any derivatives designated as fair value hedges as of December 31, 2015. All outstanding cash flow hedges are recognized on the consolidated balance sheets at fair value with changes in their fair value recorded in accumulated other comprehensive income (loss) until the underlying forecasted transactions occur. To achieve hedge accounting, certain criteria must be met, which includes (i) ensuring at the inception of the

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required at a minimum on a quarterly basis. Absent meeting these criteria, changes in fair value are recognized currently in other income (expense), net, in the consolidated income statements. Once the underlying forecasted transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the consolidated income statements, in the related revenue or expense caption, as appropriate. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) will be reclassified to other income (expense), net, in the consolidated income statements in the then-current period. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. The ineffective portion of the derivatives includes gains or losses associated with differences between actual and forecasted amounts. Our cash flow hedges generally mature within six months or less. The notional amount of cash flow hedges outstanding as of December 31, 2015, 2014 and 2013 were $473 million, $245 million and $384 million, respectively.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and notes receivable. The allowance is based upon the creditworthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both our current and non-current accounts and notes receivable balances. The balances in the allowance accounts at December 31, 2015 and 2014 were as follows (table in millions):

	December 31,
	2015	2014
Current	$90	$72
Non-current (included in other assets, net)	2	2
	$92	$74

Investments

Unrealized gains and temporary loss positions on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to investment income. Realized gains and losses and other-than-temporary impairments are reflected in the consolidated income statement in investment income. For investments accounted for utilizing the fair value option, changes to fair value are recognized in the consolidated income statement in other income (expense), net.

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

Research and Development and Capitalized Software Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits, stock-based compensation and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, depreciation expense and intangible asset amortization. Material software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. GAAP requires that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a products’ total current and anticipated revenues, or the straight-line method over the products’ remaining estimated economic life. Capitalized costs are amortized over periods ranging from eighteen months to two years which represents the products’ estimated economic life.

Unamortized software development costs were $934 million and $829 million at December 31, 2015 and 2014, respectively, and are included in other assets, net. Amortization expense was $514 million, $482 million and $427 million in 2015, 2014 and 2013, respectively. Amounts capitalized were $619 million, $549 million and $487 million in 2015, 2014 and 2013, respectively. The amounts capitalized include stock-based compensation which is not reflected in the consolidated statements of cash flows as it is a non-cash item.

Long-lived Assets

Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to twenty years. Intangible assets include purchased technology, trademarks and tradenames, customer relationships and customer lists, software licenses, patents, leasehold interest and other intangible assets, which include backlog, non-competition agreements and non-solicitation agreements. Most of our intangible assets are amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized; the remainder are amortized on a straight-line basis. Goodwill is not amortized; it is carried at its historical cost.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2009, Cisco and EMC formed VCE Company LLC (“VCE”), with investments from VMware and Intel. In December 2014, EMC acquired the controlling interest in VCE and, since the date of acquisition, has consolidated VCE’s financial position and results of operations as part of EMC’s consolidated financial statements.

Prior to the acquisition of the controlling interest in VCE, we considered VCE a variable interest entity and accounted for the investment under the equity method with our portion of the gains and losses recognized in other income (expense), net in the consolidated income statements for the majority of 2014 and all of 2013. Our consolidated share of VCE’s losses, based upon our portion of the overall funding, was approximately 64% and 63% for the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, we recorded $357 million and $298 million, respectively, in net losses from VCE and $803 million and $439 million, respectively, in revenue from sales of product and services to VCE.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $29 million, $25 million and $23 million in 2015, 2014 and 2013, respectively.

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

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or are expected to be remitted substantially free of additional tax. Under the terms of the Merger Agreement, EMC is required to provide Denali with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to repatriate cash to meet the requirements of the Merger. If these overseas funds are required to be repatriated to the U.S. in accordance with the Merger Agreement, we may be required to accrue and pay U.S. taxes to repatriate these funds.

Sales Taxes

Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as cash or accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the consolidated balance sheet as cash is collected from the customers and remitted to the tax authority.

Earnings Per Share

Basic net income per share is computed using the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and restricted stock units, the shares issuable under our $1.725 billion 1.75% convertible senior notes due 2013 (the “2013 Notes”)

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the associated warrants. See Note E for further information regarding the 2013 Notes and the associated warrants and Note N for further information regarding the calculation of diluted net income per weighted-average share. Additionally, for purposes of calculating diluted net income per common share, net income is adjusted for the difference between VMware’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of VMware held by EMC.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the balance sheet classification of deferred taxes which requires that all deferred taxes be presented as non-current.  We elected to early adopt this new accounting guidance for the year ended December 31, 2015 and applied it retrospectively to all years presented in these financial statements.  As a result of adopting this guidance, we reclassified current deferred income tax assets and liabilities to non-current deferred income tax assets and liabilities. This resulted in $1,070 million being reclassified from deferred income taxes (current asset), $156 million being reclassified from other assets, net and $274 million being reclassified from deferred income taxes (non-current liability) to deferred income taxes (non-current asset) on the consolidated balance sheets for the year ended December 31, 2014. There was no impact to our consolidated income statements or statements of cash flows for any of the periods presented.
In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.  The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. We adopted the guidance during the second quarter of 2015, and accordingly, reclassified the debt issuance costs on our consolidated balance sheets. There was no impact to our consolidated income statements or statements of cash flows for any of the periods presented.

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

In April 2015, the FASB issued guidance to customers about whether a cloud computing arrangement includes software and how to account for that software license. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard is effective beginning January 1, 2016, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

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
B.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets and was $1,481 million and $1,524 million as of December 31, 2015 and 2014, respectively. At December 31, 2015, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 81% of the economic interest in VMware.

The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $98 million at December 31, 2015 and $105 million at December 31, 2014. At December 31, 2015 and 2014, EMC consolidated held approximately 83% and 84%, respectively, of the economic interest in Pivotal.

GE’s interest in Pivotal is in the form of a preferred equity instrument. Consequently, there is no net income attributable to the GE non-controlling interest related to Pivotal on the consolidated income statements. Additionally, due to the terms of the preferred instrument, GE’s non-controlling interest on the consolidated balance sheets is generally not impacted by Pivotal’s equity related activity. The preferred equity instrument is convertible into common shares at GE’s election at any time.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of changes in our ownership interest in VMware and Pivotal on our equity was as follows (table in millions):

	For the Year Ended
	December 31, 2015	December 31, 2014
Net income attributable to EMC Corporation	$1,990	$2,714
Transfers (to) from the non-controlling interests:
Increase in EMC Corporation’s additional paid-in-capital for VMware and Pivotal equity issuances	60	87
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s and Pivotal’s other equity activity	(1,000)	(741)
Net transfers (to) from non-controlling interests	(940)	(654)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interests	$1,050	$2,060
C. Acquisitions

2015 Acquisitions

Acquisition of Virtustream

On July 9, 2015, EMC acquired all of the outstanding capital stock of Virtustream Group Holdings, Inc. (“Virtustream”), a cloud software and services company that delivers mission-critical enterprise applications in the cloud. This acquisition represents a key element of EMC’s strategy to help customers move applications to cloud-based IT environments. The consideration paid for Virtustream was $1,220 million, net of cash acquired.

The following table summarizes the allocation of the consideration to the fair value of the assets acquired and net liabilities assumed, net of cash acquired (table in millions):

Current assets	$20
Property, plant and equipment, net	14
Intangible assets:
Purchased technology (weighted-average useful life of 8.6 years)	302
Customer relationships and customer lists (weighted-average useful life of 12.3 years)	50
Trademarks and tradenames (weighted-average useful life of 7.6 years)	27
Total intangible assets, net, excluding goodwill	379
Goodwill	873
Other assets, net	12
Total assets acquired	1,298
Current liabilities	(28)
Deferred income taxes	(41)
Other liabilities	(9)
Total liabilities assumed	(78)
Fair value of assets acquired and net liabilities assumed	$1,220

The total weighted-average amortization period for the intangible assets is 9.0 years. The intangible assets are being amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, recognized and is primarily related to expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, which we believe will result in incremental revenue and profitability. The goodwill associated with this acquisition is currently reported within our Information Storage segment. None of the goodwill is deductible for tax purposes. The results of this acquisition have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired company were not material to our consolidated results of operations for the years ended 2015 or 2014.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other 2015 Acquisitions

During the year ended December 31, 2015, EMC acquired seven businesses, excluding Virtustream, which were not material either individually or in the aggregate to our December 31, 2015 results. Complementing the Information Storage segment, we acquired all of the outstanding capital stock of Renasar Technologies, Inc., a provider of extensible physical middleware, CloudLink, a provider of cloud data security software and Graphite Systems, a developer of server-side flash storage. Complementing our Pivotal segment, we acquired all of the outstanding capital stock of Quickstep Technologies, LLC, a query execution technology developer and CloudCredo, a provider of CloudFoundry. VMware acquired all of the outstanding capital stock of Immidio B.V. and Boxer, Inc.

The aggregate consideration for these seven acquisitions, excluding Virtustream, was $120 million which represents cash consideration, net of cash acquired during 2015. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles, and net liabilities was approximately $89 million, $39 million and $8 million, respectively. EMC did not issue common stock for any of its acquisitions during 2015.

The following represents the aggregate allocation of the purchase price for all of the aforementioned acquisitions, excluding Virtustream, to intangible assets (table in millions):

Purchased technology (weighted-average useful life of 3.7 years)	$37
Non-compete agreement (weighted-average useful life of 2.1 years)	2
Total intangible assets	$39

The total weighted-average amortization period for the intangible assets is 3.7 years. Most of our intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized; the remainder is amortized on a straight-line basis. Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transaction. The goodwill is not deductible for U.S. federal income tax purposes. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired companies were not material to our consolidated results of operations for the years ended 2015 or 2014.

2014 Acquisitions

Acquisition of AirWatch

During the year ended December 31, 2014, VMware acquired all of the outstanding capital stock of A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”). AirWatch is a leader in enterprise mobile management and security solutions. VMware acquired AirWatch to expand its solutions within the enterprise mobile and security space. The aggregate consideration paid for AirWatch was $1,128 million, net of cash acquired, including cash of $1,104 million and the fair value of assumed unvested equity attributed to pre-combination services totaling $24 million.

Merger consideration totaling $300 million is payable to certain employees of AirWatch subject to specified future employment conditions and will be recognized as expense over the requisite service period. Compensation expense totaling $145 million and $141 million was recognized during the years ended December 31, 2015 and 2014, respectively.

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

In addition to the acquisition of AirWatch, during the year ended December 31, 2014, VMware completed three business combinations which were not material either individually or in the aggregate. VMware acquired all of the outstanding common stock of CloudVolumes, Inc., a provider of real-time application delivery technology that enables enterprises to deliver native applications to virtualized environments on-demand, and two other immaterial business combinations.

The aggregate consideration for these ten acquisitions, excluding AirWatch, was $1,515 million, which consisted of $1,404 million of cash consideration, net of cash acquired and $10 million for the fair value of assumed unvested equity attributed to pre-combination services. In connection with these acquisitions, we recognized a $101 million gain on previously held interests in strategic investments and joint ventures which was recognized in other income (expense), net in the consolidated income statements in 2014. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles, and net liabilities was approximately $847 million, $484 million and $184 million, respectively.
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

2013 Acquisitions

During the year ended December 31, 2013, EMC acquired eight businesses. Complementing the Information Storage segment, we acquired substantially all of the assets of Adaptivity, Inc., a provider of software solutions that automate and accelerate enterprise IT migration to the cloud and all of the outstanding capital stock of ScaleIO, a provider of server-side storage software. A member of our board of directors is an investor in a limited partnership which held an equity interest in ScaleIO.  The director did not participate in any votes of the board of directors or any committee thereof approving the acquisition, and the terms of the acquisition were negotiated at arms’ length.

Complementing the Enterprise Content Division segment, we also acquired all of the outstanding capital stock of Sitrof Technologies, a document management consultancy provider. Complementing the RSA Information Security segment, we acquired all of the outstanding common stock of Aveksa, Inc., a provider of cloud-based identity and access management solutions and PassBan Corporation, a developer of mobile and cloud-based multi-factor authentication technology. Complementing the Pivotal segment, Pivotal acquired all of the outstanding common stock of Xtreme Labs, a provider of mobile strategy and product development.

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

The aggregate consideration for these eight acquisitions was $771 million, which consisted of $770 million of cash consideration, net of cash acquired. The consideration paid was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangibles and net liabilities was approximately $596 million, $182 million and $8 million, respectively. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase.

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
D. Intangibles and Goodwill

Intangible Assets
Intangible assets, excluding goodwill, as of December 31, 2015 and 2014 consist of (tables in millions):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$3,272	$(1,903)	$1,369
Patents	225	(132)	93
Software licenses	112	(94)	18
Trademarks and tradenames	254	(157)	97
Customer relationships and customer lists	1,523	(1,087)	436
Leasehold interest	152	(20)	132
Other	46	(42)	4
Total intangible assets, excluding goodwill	$5,584	$(3,435)	$2,149

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$2,935	$(1,668)	$1,267
Patents	225	(117)	108
Software licenses	108	(93)	15
Trademarks and tradenames	226	(136)	90
Customer relationships and customer lists	1,473	(974)	499
Leasehold interest	152	(16)	136
Other	44	(34)	10
Total intangible assets, excluding goodwill	$5,163	$(3,038)	$2,125

Amortization expense on intangibles was $395 million, $402 million and $389 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, amortization expense on intangible assets for the next five years is expected to be as follows (table in millions):

2016	$350
2017	329
2018	317
2019	274
2020	193
Total	$1,463

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill
Changes in the carrying amount of goodwill, net, on a consolidated basis and by segment, for the years ended December 31, 2015 and 2014 consists of the following (table in millions):

	Information Storage	Enterprise Content Division	RSA Information Security	Pivotal	VMware Virtual Infrastructure	Total
Balance, January 1, 2014	$7,486	$1,487	$2,203	$177	$3,071	$14,424
Goodwill resulting from acquisitions	774	—	—	—	941	1,715
Finalization of purchase price allocations and other, net	—	(1)	—	—	(4)	(5)
Goodwill transferred in formation of Pivotal	6	—	—	(6)	—	—
Balance, December 31, 2014	$8,266	$1,486	$2,203	$171	$4,008	$16,134
Goodwill resulting from acquisitions	917	—	—	16	29	962
Finalization of purchase price allocations and other, net	2	(8)	—	—	—	(6)
Balance, December 31, 2015	$9,185	$1,478	$2,203	$187	$4,037	$17,090

The transfer of goodwill pursuant to the Information Storage segment acquisition of the Data Computing Appliance and implementation services businesses from the Pivotal segment is shown above for the year ended December 31, 2014. The amount of transferred goodwill was determined using the relative fair value method.
Valuation of Goodwill and Intangibles
We perform an assessment of the recoverability of goodwill, at least annually, in the fourth quarter of each year. Our assessment is performed at the reporting unit level which, for certain of our operating segments, is one step below our reporting segment level. We employ both qualitative and quantitative tests of our goodwill. For some of our reporting units, we performed a qualitative assessment on goodwill to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For other reporting units we evaluated goodwill using a quantitative model. For all of our goodwill assessments, we concluded that there was sufficient market value above the carrying value of those reporting units so that we would not expect any near term changes in the operating results that would trigger an impairment. Accordingly, there was no impairment in 2015, 2014 or 2013.
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
E.  Debt

Short-Term Debt
On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of December 31, 2015, we were in compliance with customary required covenants. At December 31, 2015, we had $600 million outstanding under the credit facility, with a weighted-average interest rate of 1.08%. Amounts outstanding under the credit facility are presented in short-term debt in the consolidated balance sheets with the issuances and proceeds presented on a net basis in the consolidated statement of cash flows due to their short term nature. At February 24, 2016, we had no amounts borrowed under the credit facility.
On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of December 31, 2015, we were in compliance with customary required covenants. At December 31, 2015, we had $699 million of Commercial Paper outstanding, with a weighted-average interest rate of 0.73% and maturities ranging from 26 days to 97 days at the time of issuance. Commercial Paper outstanding is presented in short-term debt in the consolidated balance sheets, and the issuances and proceeds of the Commercial Paper are presented on a net basis in the consolidated statement of cash flows due to their short term nature. At February 24, 2016, we had $967 million of Commercial Paper outstanding.

Long-Term Debt

During 2013, we issued $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”) which pay a fixed rate of interest semi-annually in arrears. The first interest payment occurred on December 2, 2013. The proceeds from the Notes have been used to satisfy the cash payment obligation of the converted 2013 Notes as well as for general corporate purposes including stock repurchases, dividend payments, business acquisitions, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of December 31, 2015, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of December 31, 2015 and December 31, 2014 was as follows (dollars in millions):

		Carrying Value
Senior Notes	Issued at Discount to Par	December 31, 2015	December 31, 2014
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	1,996	1,996
$1.0 billion 3.375% Notes due 2023	99.925%	1,000	1,000
		$5,495	$5,495
Debt issuance costs		(20)	(26)
Net long-term debt		$5,475	$5,469

The unamortized discount on the Notes consists of $4 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.55% for the year ended December 31, 2015.

Convertible Debt

During 2006, we issued the 2013 Notes. These 2013 Notes matured and a majority of the noteholders exercised their rights to convert the outstanding 2013 Notes as of December 31, 2013. Pursuant to the settlement terms, the majority of the converted 2013 Notes were settled on January 7, 2014. At that time, we paid the noteholders $1.7 billion in cash for the outstanding principal and 35 million shares for the $858 million excess of the conversion value over the principal amount, as prescribed in the terms of the 2013 Notes.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

conversion premium from the date the 2013 Notes were issued and is equivalent to a conversion price of approximately $15.95 per share of our common stock.

The 2013 Notes paid interest in cash at a rate of 1.75% semi-annually in arrears on December 1 and June 1 of each year. The effective interest rate on the 2013 Notes was 5.6% for the year ended December 31, 2013. The following table represents the key components of interest expense on the convertible debt (table in millions):

For the year ended
December 31, 2013
Contractual interest expense on the coupon	$27
Amortization of the discount component recognized as interest expense	58
Total interest expense on the convertible debt	$85
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

The Purchased Options and associated warrants had the effect of increasing the conversion price of the 2013 Notes to approximately $19.31 per share of our common stock, representing an approximate 53% conversion premium based on the closing price of $12.61 per share of our common stock on November 13, 2006, the issuance date of the 2013 Notes.
Interest Rate Swap Contracts
In 2010, EMC entered into interest rate swap contracts with an aggregate notional amount of approximately $900 million. These swaps were designated as cash flow hedges of the semi-annual interest payments of the forecasted issuance of debt in 2011. In 2012, the interest rate swap contracts were settled and accumulated losses of $176 million were deferred as they were expected to be realized over the life of the new debt issued under the related interest rate swap contracts. The accumulated realized losses related to the settled swaps included in accumulated other comprehensive income are being realized over the remaining life of the ten year Notes. During the year ended 2015 and 2014, $22 million and $11 million, respectively, in losses were reclassified from other comprehensive income and recognized as interest expense in the consolidated income statements.
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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At December 31, 2015 and 2014, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of December 31, 2015 and 2014. At December 31, 2015 and 2014, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At December 31, 2015 and 2014, auction rate securities were valued using a discounted cash flow model.
The following tables summarize the composition of our short- and long-term investments at December 31, 2015 and 2014 (tables in millions):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,449	$—	$(8)	$2,441
U.S. corporate debt securities	2,257	1	(10)	2,248
High yield corporate debt securities	307	2	(22)	287
Asset-backed securities	20	—	—	20
Municipal obligations	731	1	—	732
Auction rate securities	27	—	(2)	25
Foreign debt securities	2,332	—	(9)	2,323
Total fixed income securities	8,123	4	(51)	8,076
Publicly traded equity securities	126	40	(8)	158
Total	$8,249	$44	$(59)	$8,234

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$1,951	$2	$(2)	$1,951
U.S. corporate debt securities	1,998	1	(4)	1,995
High yield corporate debt securities	570	9	(16)	563
Asset-backed securities	53	—	—	53
Municipal obligations	948	2	—	950
Auction rate securities	29	—	(2)	27
Foreign debt securities	2,566	2	(4)	2,564
Total fixed income securities	8,115	16	(28)	8,103
Publicly traded equity securities	117	103	(11)	209
Total	$8,232	$119	$(39)	$8,312
We held approximately $2,323 million in foreign debt securities at December 31, 2015. These securities have an average credit rating of A+, and approximately 4% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Argentina, Greece, Italy, Ireland, Portugal, Spain, Cyprus or Puerto Rico.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of December 31, 2015 and 2014 (tables in millions):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash	$2,095	$—	$—	$2,095
Cash equivalents	3,861	593	—	4,454
U.S. government and agency obligations	1,495	946	—	2,441
U.S. corporate debt securities	—	2,248	—	2,248
High yield corporate debt securities	—	287	—	287
Asset-backed securities	—	20	—	20
Municipal obligations	—	732	—	732
Auction rate securities	—	—	25	25
Foreign debt securities	—	2,323	—	2,323
Publicly traded equity securities	158	—	—	158
Total cash and investments	$7,609	$7,149	$25	$14,783
Other items:
Strategic investments carried at cost	$—	$—	$384	$384
Investment in joint venture	—	—	39	39
Long-term debt carried at discounted issuance cost	—	(4,999)	—	(4,999)
Foreign exchange derivative assets	—	39	—	39
Foreign exchange derivative liabilities	—	(78)	—	(78)
Commodity derivative liabilities	—	(4)	—	(4)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash	$2,022	$—	$—	$2,022
Cash equivalents	3,710	611	—	4,321
U.S. government and agency obligations	1,141	810	—	1,951
U.S. corporate debt securities	—	1,995	—	1,995
High yield corporate debt securities	—	563	—	563
Asset-backed securities	—	53	—	53
Municipal obligations	—	950	—	950
Auction rate securities	—	—	27	27
Foreign debt securities	—	2,564	—	2,564
Publicly traded equity securities	209	—	—	209
Total cash and investments	$7,082	$7,546	$27	$14,655
Other items:
Strategic investments carried at cost	$—	$—	$333	$333
Investment in joint venture	—	—	37	37
Long-term debt carried at discounted issuance cost	—	(5,544)	—	(5,544)
Foreign exchange derivative assets	—	44	—	44
Foreign exchange derivative liabilities	—	(71)	—	(71)
Commodity derivative assets	—	12	—	12
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we used a discounted cash flow model using a five year time horizon. As of December 31, 2015, the coupon rates used ranged from 1% to 3% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at December 31, 2015. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA- rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five-year holding period. The rate used for the discount margin was 1% at both December 31, 2015 and 2014, due to narrow credit spreads on AA- rated banks during the years ended December 31, 2015 and 2014.

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

During the year ended December 31, 2015, there were no material changes to the fair value of our auction rate securities. During the year ended December 31, 2014, we had $34 million of our auction rate securities called.

EMC has a 49% ownership percentage of LenovoEMC Limited, a joint venture with Lenovo that was formed in 2012. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value at inception of our investment, we used a discounted cash flow model using a three year time horizon, and utilized a discount rate of 6%, which represented the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs. We had no changes to the assumptions utilized in the fair value calculation in the fourth quarter of 2015. There was no material change to the fair value of this joint venture during the years ended December 31, 2015 and 2014.

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

Investment Losses

Unrealized losses on investments at December 31, 2015 and 2014 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (tables in millions):

December 31, 2015	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$1,921	$(8)	$—	$—	$1,921	$(8)
U.S. corporate debt securities	1,818	(10)	—	—	1,818	(10)
High yield corporate debt securities	181	(14)	33	(8)	214	(22)
Asset-backed securities	—	—	—	—	—	—
Auction rate securities	—	—	25	(2)	25	(2)
Foreign debt securities	1,753	(8)	86	(1)	1,839	(9)
Publicly traded equity securities	3	—	2	(8)	5	(8)
Total	$5,676	$(40)	$146	$(19)	$5,822	$(59)

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2014	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$1,168	$(2)	$—	$—	$1,168	$(2)
U.S. corporate debt securities	1,383	(4)	—	—	1,383	(4)
High yield corporate debt securities	244	(16)	—	—	244	(16)
Auction rate securities	—	—	27	(2)	27	(2)
Foreign debt securities	1,563	(4)	—	—	1,563	(4)
Publicly traded equity securities	17	(9)	3	(2)	20	(11)
Total	$4,375	$(35)	$30	$(4)	$4,405	$(39)
Under the terms of the Merger Agreement, EMC is required to provide Denali with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to liquidate our investment portfolio based on the likelihood of the Merger closing. For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2015, we currently have the ability and intent to hold until maturity or anticipated recovery. In making the determination as to whether the unrealized losses are other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
During 2014, net realized gains of $101 million were recorded in other income (expense), net on the consolidated income statements for gains related to previously held interests in strategic investments and joint venture.
Contractual Maturities
The contractual maturities of fixed income securities held at December 31, 2015 are as follows (table in millions):

	December 31, 2015
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,722	$2,721
Due after 1 year through 5 years	4,726	4,704
Due after 5 years through 10 years	413	393
Due after 10 years	262	258
Total	$8,123	$8,076
Short-term investments on the consolidated balance sheet include $5 million in variable rate notes which have contractual maturities in 2016, and are not classified within investments due within one year above.
G.  Inventories
Inventories consist of (table in millions):

	December 31, 2015	December 31, 2014
Work-in-process	$592	$627
Finished goods	653	649
	$1,245	$1,276
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual amounts due under the leases we retained as of December 31, 2015 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$69
Due within two years	46
Due within three years	35
Thereafter	4
Total	154
Less amounts representing interest	(7)
Present value	147
Current portion (included in accounts and notes receivable)	64
Long-term portion (included in other assets, net)	$83
Subsequent to December 31, 2015, we sold $35 million of these notes to third parties without recourse.
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
In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of December 31, 2015, amounts from lease receivables past due for more than 90 days were not significant.
During the years ended December 31, 2015 and 2014, there were no material changes to our allowance for credit losses related to lease receivables. Gross lease receivables totaled $154 million and $233 million in 2015 and 2014, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
I.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	December 31, 2015	December 31, 2014
Furniture and fixtures	$283	$255
Equipment and software	7,378	6,684
Buildings and improvements	2,373	2,308
Land	171	162
Building construction in progress	83	134
	10,288	9,543
Accumulated depreciation	(6,438)	(5,777)
	$3,850	$3,766
Depreciation expense was $1,019 million, $998 million and $867 million in 2015, 2014 and 2013, respectively. Building construction in progress at December 31, 2015 includes $44 million for facilities not yet placed in service that we are holding for future use.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

J.  Accrued Expenses
Accrued expenses consist of (table in millions):

	December 31, 2015	December 31, 2014
Salaries and benefits	$1,189	$1,260
Product warranties	172	207
Dividends payable (see Note N)	234	237
Partner rebates	221	235
Restructuring, current (See Note P)	333	115
Derivatives	82	75
Other	892	1,012
	$3,123	$3,141
Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the years ended December 31, 2015, 2014 and 2013 (table in millions):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of the period	$207	$286	$270
Provision	148	146	179
Amounts charged to the accrual	(183)	(225)	(163)
Balance, end of the period	$172	$207	$286
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
K.  Income Taxes
Our provision (benefit) for income taxes consists of (table in millions):

	2015	2014	2013
Federal:
Current	$673	$955	$698
Deferred	(152)	(308)	(163)
	521	647	535
State:
Current	65	81	84
Deferred	(58)	(70)	(23)
	7	11	61
Foreign:
Current	206	228	192
Deferred	(24)	(18)	(16)
	182	210	176
Total provision for income taxes	$710	$868	$772

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2015, 2014 and 2013, we were able to utilize net operating loss carryforwards and tax credit carryforwards to reduce the current portion of our tax provision by $57 million, $34 million and $54 million, respectively.

The effective income tax rate is based upon income for the year, composition of the income in different countries and adjustments, if any, for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	0.6%	1.2%	0.7%
Accounting for historical uncertain tax positions	(0.1)%	1.1%	(0.4)%
Tax rate differential for international jurisdictions and other international related tax items	(12.8)%	(11.6)%	(15.3)%
U.S. tax credits	(2.7)%	(1.9)%	(3.8)%
Change in valuation allowance	0.6%	(2.3)%	0.7%
U.S. domestic production activities deduction	(1.4)%	(1.8)%	(1.5)%
International reorganization of acquired companies	—%	—%	0.6%
Permanent items	4.3%	3.9%	3.8%
Other	1.1%	(0.5)%	0.2%
	24.6%	23.1%	20.0%

Substantially all the tax rate differential for international jurisdictions was driven by earnings of our Irish subsidiaries. Changes in valuation allowance are due to our assessment of the realizability of deferred tax assets related to certain state tax credit carryforwards and foreign net operating loss carryforwards. Based on our 2014 assessment, we released our partial valuation allowance against deferred tax assets for certain state tax credit carryforwards provided in prior years in 2014.

On December 18, 2015, the Consolidated Appropriations Act, 2016 was signed into law. Some of the provisions were retroactive to January 1, 2015 including a permanent extension of the U.S. federal tax credit for increasing research activities. Our 2015 effective income tax rate reflects our estimated 2015 federal tax credit for increasing research activities.

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the deferred tax assets and liabilities are as follows (table in millions):

	December 31, 2015		December 31, 2014
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Accounts and notes receivable	$55	$—	$58	$—
Inventory	70	—	73	—
Accrued expenses	295	—	275	—
Deferred revenue	987	—	833	—
Property, plant and equipment, net	—	(325)	—	(322)
Intangible and other assets, net	—	(569)	—	(597)
Equity	252	—	257	—
Other non-current liabilities	—	(8)	27	—
Credit carryforwards	281	—	256	—
Net operating losses	137	—	115	—
Other comprehensive loss	133	—	103	—
Gross deferred tax assets and liabilities	2,210	(902)	1,997	(919)
Valuation allowance	(144)	—	(126)	—
Total deferred tax assets and liabilities	$2,066	$(902)	$1,871	$(919)

In November 2015, the FASB issued new accounting guidance on the balance sheet classification of deferred taxes which requires that all deferred taxes be presented as non-current.  We elected to early adopt this new accounting guidance for the year ended December 31, 2015 and applied it retrospectively to all years presented in this document.  As a result of adopting this guidance, we reclassified current deferred income tax assets and liabilities to non-current deferred income tax assets and liabilities. This resulted in $1,070 million being reclassified from deferred income taxes (current asset), $156 million being reclassified from other assets, net and $274 million being reclassified from deferred income taxes (non-current liability) to deferred income taxes (non-current asset) on the consolidated balance sheets for the year ended December 31, 2014.

We have gross federal, state and foreign net operating loss carryforwards of $250 million, $250 million and $224 million, respectively, at December 31, 2015. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these net operating loss carryforwards will begin to expire in 2016 if not utilized, while others have an unlimited carryforward period. We have provided a valuation allowance of $3 million and $30 million for deferred tax assets related to state and foreign net operating loss carryforwards, respectively, that are not expected to be realized.

We have federal, state and foreign tax credit carryforwards of $4 million, $413 million and $8 million, respectively, at December 31, 2015. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Code, as amended, for U.S. tax purposes and similar provisions under other countries’ tax laws. Certain of these credit carryforwards will begin to expire in 2019 if not utilized, while others have an unlimited carryforward period. We have provided a full valuation allowance of $111 million for deferred tax assets related to Massachusetts research and development tax credit carryforwards that are not expected to be realized.

Deferred income taxes have not been provided on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $11.8 billion at December 31, 2015 and consisted primarily of undistributed earnings permanently invested in these entities. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2015, 2014 and 2013 was $1.6 billion, $1.8 billion and $2.3 billion, respectively. Income before income taxes from domestic operations for 2015, 2014 and 2013 was $1.2 billion, $2.0 billion and $1.6 billion, respectively.

At December 31, 2015, our total cash, cash equivalents, and short-term and long-term investments were $14.8 billion. This balance includes approximately $7.5 billion held by VMware, of which $5.8 billion is held outside of the U.S., and $6.1 billion held by EMC in entities outside of the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Under the terms of the Merger Agreement, EMC is required to provide Denali with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to repatriate cash to meet the requirements of the Merger. If these overseas funds are required to be repatriated to the U.S. in accordance with the Merger Agreement, we may be required to accrue and pay U.S. taxes to repatriate these funds.

The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the three years ended December 31 (table in millions):

	2015	2014	2013
Unrecognized tax benefits, beginning of year	$383	$266	$270
Tax positions related to current year:
Additions	104	63	37
Reductions	—	—	—
Tax positions related to prior years:
Additions	128	91	10
Reductions	(54)	(31)	(33)
Settlements	(13)	(1)	(5)
Lapses in statutes of limitations	(20)	(5)	(13)
Unrecognized tax benefits, end of year	$528	$383	$266
As a result of new information obtained during 2015, we have recorded additional unrecognized tax benefits for uncertain taxation of intercompany transactions on the consolidated balance sheet. These additional unrecognized tax benefits do not have a significant impact on the consolidated results of operations of the current accounting period and are not expected to have a significant impact on the consolidated results of operations of future accounting periods.
As of December 31, 2015, 2014 and 2013, $350 million, $316 million and $261 million, respectively, of the unrecognized tax benefits, if recognized, would have been recorded as a reduction to income tax expense. The remainder would be an adjustment to shareholders’ equity.
We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012, which is expected to be completed in early 2016. In the first quarter of 2015, the IRS commenced a federal income tax audit for the tax year 2011, which is still ongoing. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2004. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our consolidated balance sheets. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our consolidated results of operations or financial position.
We recognize interest expense and penalties related to income tax matters in income tax expense. For 2015, 2014 and 2013, $11 million, $9 million and $9 million, respectively, in interest expense was recognized. In addition to the unrecognized tax benefits noted above, the gross balance of the accrued interest and penalties were $54 million, $51 million and $42 million as of December 31, 2015, 2014 and 2013, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

L. Retirement Plan Benefits
401(k) Plan
EMC’s Information Infrastructure business has a defined contribution program for certain employees that is qualified under Section 401(k) of the Code. EMC matches pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). During 2015, EMC instituted a supplemental matching contribution up to an additional $3,000 following the end of each calendar year payable in EMC common stock. During the year ended December 31, 2015, EMC recognized $47 million in stock-based compensation related to this additional matching contribution. All participants vest in Company matching contributions based on the number of years of continuous service over a three year vesting period. VMware also has a defined contribution program for certain employees that is qualified under Section 401(k) of the Code. Our combined cash contributions amounted to $107 million, $105 million and $91 million in 2015, 2014 and 2013, respectively.
Employees may elect to invest their contributions in a variety of funds, including an EMC stock fund. The program limits an employee’s maximum investment allocation in the EMC stock fund to 30% of their total contribution. EMC matching contribution mirrors the investment allocation of the employee’s contribution.
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
The components of the change in benefit obligation of the Pension Plan is as follows (table in millions):

	December 31, 2015	December 31, 2014
Benefit obligation, at beginning of year	$554	$495
Interest cost	21	22
Benefits paid	(21)	(19)
Actuarial loss (gain)	(29)	56
Benefit obligation, at end of year	$525	$554
The reconciliation of the beginning and ending balances of the fair value of the assets of the Pension Plan is as follows (table in millions):

	December 31, 2015	December 31, 2014
Fair value of plan assets, at beginning of year	$486	$449
Actual return on plan assets	(12)	56
Benefits paid	(21)	(19)
Fair value of plan assets, at end of year	$453	$486
We did not make any significant contributions to the Pension Plan in 2015 or 2014 and we do not expect to make a contribution to the Pension Plan in 2016. The under-funded status of the Pension Plan at December 31, 2015 and 2014 was $72 million and $68 million, respectively. This amount is classified as a component of other long-term liabilities on the consolidated balance sheets.

During 2015, $12 million of the accumulated actuarial loss and prior services cost associated with the Pension Plan was reclassified from accumulated comprehensive loss to a component of net periodic benefit cost. Additionally, the Pension Plan had net losses of $14 million that are included in accumulated other comprehensive income (loss), which were primarily the result of

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a decrease in the discount rate at the end of 2015, changes to the mortality table and a lower rate of return on plan assets. We expect that $13 million of the total balance included in accumulated other comprehensive income (loss) at December 31, 2015 will be recognized as a component of net periodic benefit costs in 2016.
The components of net periodic expense of the Pension Plan are as follows (table in millions):

	2015	2014
Interest cost	$21	$22
Expected return on plan assets	(31)	(29)
Recognized actuarial loss	12	9
Net periodic expense	$2	$2
The weighted-average assumptions used in the Pension Plan to determine benefit obligations at December 31 are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Discount rate	4.2%	3.9%	4.7%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used in the Pension Plan to determine periodic benefit cost for the years ended December 31 are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Discount rate	3.9%	4.7%	3.7%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A
The benefit payments are expected to be paid in the following years (table in millions):

2016	$22
2017	23
2018	25
2019	27
2020	29
2021-2025	165
Fair Value of Plan Assets
Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2015:
Common Collective Trusts – valued at the net asset value calculated by the fund manager based on the underlying investments and are all classified within Level 2 of the valuation hierarchy. These include: EB Daily Valued Large Cap Growth Stock Index Fund, EB Daily Valued Large Cap Value Stock Index Fund, EB Daily Valued Stock Index Fund, EB Daily Valued Small Cap Stock Index Fund, EB Daily Valued International Stock Index Fund, EB Daily Valued Emerging Markets Stock Index Fund, Custom Long Duration Fixed Income, Collective Trust High Yield Fund, EB Long Term Credit Bond Index, EB Long Term Government Bond Index Fund and EB Temporary Investment Fund.
Corporate Debt Securities – valued daily at the closing price reported in active U.S. financial markets and are classified within Level 2 of the valuation hierarchy.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth, by level within the fair value hierarchy, the Pension Plan’s assets at fair value as of December 31, 2015 and 2014 (table in millions):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$324	$—	$324
U.S. Treasury securities	5	—	—	5
Corporate debt securities	—	123	—	123
Total	$5	$447	$—	452
Plan payables, net of accrued interest and dividends				1
Total				$453
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$350	$—	$350
U.S. Treasury securities	2	—	—	2
Corporate debt securities	—	132	—	132
Total	$2	$482	$—	484
Plan payables, net of accrued interest and dividends				2
Total				$486

Dividends, accrued interest and net plan payables are not material to the plan assets. Accordingly, we have not classified these into the fair value hierarchy above at December 31, 2015 and 2014.
Concentration of Risks
Pension Plan investments at fair value as of December 31, 2015 and 2014 which represented 5% or more of the Pension Plan’s net assets were as follows (table in millions):

	2015	2014
EB Daily Valued Small Cap Stock Index Fund	$26	$30
EB Daily Valued Stock Index Fund	91	103
EB Daily Valued International Stock Index Fund	26	27
EB Long Term Government Bond Index	49	50
EB Long Term Credit Bond Index	71	74
Custom Long Duration Fixed Income	130	137
	$393	$421
Investment Strategy
The Pension Plan’s assets are managed by outside investment managers. Our investment strategy with respect to pension assets is to achieve a long-term growth of capital, consistent with an appropriate level of risk.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expected long-term rate of return on the Pension Plan assets considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was weighted based on the target asset allocation to develop the expected long-term rate of return on assets. As market conditions permit, we expect to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The changes could result in a reduction in the long-term rate of return on the Pension Plan assets and increase future pension expense. The long-term weighted average target asset allocations are as follows:

December 31, 2015
U.S. large capitalization equities	17%
U.S. small capitalization equities	4
International equities	4
U.S. long-duration fixed income	75
Total	100%
The actual allocation of the assets in the Pension Plan at December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
U.S. large capitalization equities	29%	30%
U.S. small capitalization equities	6	6
International equities	7	7
U.S. long-duration fixed income	55	54
Below Investment Grade Corporate Fixed Income	3	3
Total	100%	100%
M.  Commitments and Contingencies
Operating Lease Commitments
We lease office and warehouse facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense was as follows (table in millions):

	2015	2014	2013
Rent expense	$451	$361	$328
Sublease proceeds	(4)	(2)	(2)
Net rent expense	$447	$359	$326
Our future operating lease commitments as of December 31, 2015 are as follows (table in millions):

2016	$338
2017	287
2018	223
2019	172
2020	136
Thereafter	852
Total minimum lease payments	$2,008
We sublet certain of our office facilities. Expected future non-cancelable sublease proceeds range from approximately $1 million to $5 million per year for the next four years with total sublease proceeds of $11 million as of December 31, 2015.
Outstanding Purchase Orders
At December 31, 2015, we had outstanding purchase orders aggregating approximately $3.2 billion. The purchase orders are for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Guarantees and Indemnification Obligations
EMC’s subsidiaries have entered into arrangements with financial institutions for such institutions to provide guarantees for rent, taxes, insurance, leases, performance bonds, bid bonds and customs duties aggregating approximately $150 million as of December 31, 2015. The guarantees vary in length of time. In connection with these arrangements, we have agreed to guarantee substantially all of the guarantees provided by these financial institutions. EMC and certain of its subsidiaries have also entered into arrangements with financial institutions in order to facilitate the management of currency risk. EMC has agreed to guarantee the obligations of its subsidiaries under these arrangements.
We enter into agreements in the ordinary course of business with, among others, customers, resellers, original equipment manufacturers (“OEMs”), systems integrators and distributors. Most of these agreements require us to indemnify the other party against third-party claims alleging that an EMC product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific EMC-trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to the loss or processing of data, to real or tangible personal property damage, personal injury or the acts or omissions of EMC, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees regarding the performance of our systems to our customers. We have also made certain guarantees for obligations of our subsidiaries.
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
Based upon our historical experience and information known as of December 31, 2015, we believe our liability on the above guarantees and indemnities at December 31, 2015 is not material.

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

Merger-Related Litigation

As of February 23, 2016, fifteen putative shareholder class action lawsuits challenging the Merger have been filed, of which thirteen were filed purportedly on behalf of Company shareholders and two purportedly on behalf of VMware shareholders. The lawsuits name various combinations of the Company, its current and former directors, VMware, certain of VMware’s directors, Denali, Dell and Merger Sub, among others, as defendants. The fifteen lawsuits seek, among other things, injunctive relief enjoining

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Merger, rescission of the Merger if consummated, an award of fees and costs and/or an award of monetary damages. The suits are captioned as follows:

Case		Court	Filing Date
1.	IBEW Local No. 129 Benefit Fund v. Tucci, Civ. No. 1584-3130-BLS1	Mass. Superior Court, Suffolk County	10/15/2015
2.	Barrett v. Tucci, Civ. No. 15-6023-A	Mass. Superior Court, Middlesex County	10/16/2015
3.	Graulich v. Tucci, Civ. No. 1584-3169-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
4.	Vassallo v. EMC Corp., Civ. No. 1584-3173-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
5.	City of Miami Police Relief & Pension Fund v. Tucci, Civ. No. 1584-3174-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
6.	Lasker v. EMC Corp., Civ. No. 1584-3214-BLS1	Mass. Superior Court, Suffolk County	10/23/2015
7.	Walsh v. EMC Corp., Civ. No. 15-13654	U.S. District Court, District of Massachusetts	10/27/2015
8.	Local Union No. 373 U.A. Pension Plan v. EMC Corp., Civ. No. 1584-3253-BLS1	Mass. Superior Court, Suffolk County	10/28/2015
9.	City of Lakeland Emps.’ Pension & Ret. Fund v. Tucci, Civ. No. 1584-3269-BLS1	Mass. Superior Court, Suffolk County	10/28/2015
10.	Ma v. Tucci, Civ. No. 1584-3281-BLS1	Mass. Superior Court, Suffolk County	10/29/2015
11.	Stull v. EMC Corp., Civ. No. 15-13692	U.S. District Court, District of Massachusetts	10/30/2015
12.	Jacobs v. EMC Corp., Civ. No. 15-6318-H	Mass. Superior Court, Middlesex County	11/12/2015
13.	Ford v. VMware, Inc., C.A. No. 11714-VCL	Delaware Chancery Court	11/17/2015
14.	Pancake v. EMC Corp., Civ. No. 16-10040	U.S. District Court, District of Massachusetts	1/11/2016
15.	Booth Family Trust v. EMC Corp., Civ. No. 16-10114	U.S. District Court, District of Massachusetts	1/26/2016

Of the thirteen lawsuits filed purportedly on behalf of Company shareholders, nine were filed in Massachusetts state court, and four in the United States District Court for the District of Massachusetts. Eleven of the lawsuits initially advanced substantially the same allegations that the Merger Agreement was adopted in violation of the fiduciary duties of the Company’s directors. Certain of those lawsuits also alleged that the Company, Denali, Dell, Merger Sub, Silver Lake Partners, LLC, and/or MSD Partners, LLC aided and abetted the alleged breaches of fiduciary duty by the directors.

On November 5, 2015, pursuant to a motion made by the Company and its directors, the nine lawsuits then pending in state court in Massachusetts were consolidated with and into the first-filed of those actions, IBEW Local No. 129 Benefit Fund v. Joseph M. Tucci, et al. That action, brought in the Business Litigation Session of the Suffolk County Superior Court, named as defendants the Company and each member of its Board of Directors (as constituted as of October 12, 2015), Denali, Dell and Merger Sub.

The Company and its directors moved to dismiss the amended complaint in the IBEW matter pursuant to provisions of the Massachusetts Business Corporation Act, M.G.L. c. 156D, § 7.40 et seq., and Rules 12(b)(6) and 23.1 of the Massachusetts Rules of Civil Procedure, on the basis that the complaint asserts a derivative action on behalf of the Company and should be dismissed for failure to make the requisite pre-suit demand on the Company. On December 7, 2015 the Court granted this motion and on December 24, 2015 the court entered judgment dismissing each of the consolidated actions. On January 21, 2016, three of the plaintiffs served notice that they will appeal this judgment. The appeal has not yet been docketed.

On January 11, 2016, following the state court judgment and a motion by the Company and its directors to stay or dismiss the two lawsuits then pending in the United States District Court for the District of Massachusetts, the plaintiffs in those cases amended their complaints to eliminate the initial claims based on Massachusetts state law and substitute allegations that the preliminary proxy statement/prospectus dated December 14, 2015 omits and/or misrepresents material information and that such omissions

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and misrepresentations constitute violations of Section 14(a) of, and Rule 14a-9 under, the Securities Exchange Act of 1934. Two additional lawsuits have since been filed in the same court advancing substantially the same proxy-disclosure-based allegations.

Of the two lawsuits filed purportedly on behalf of VMware shareholders, one was filed in Middlesex County Superior Court in Massachusetts, and the other in Delaware Chancery Court. Both generally allege that the Company, in its capacity as the majority shareholder of VMware, and individual defendants who are directors of the Company, VMware, or both, breached their fiduciary duties to minority shareholders of VMware in connection with the Merger. Both further allege that various combinations of defendants aided and abetted these alleged breaches of fiduciary duties.

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
N.  Shareholders’ Equity

Net Income Per Share

The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	2015	2014	2013
Numerator:
Net income attributable to EMC Corporation	$1,990	$2,714	$2,889
Incremental dilution from VMware	(5)	(7)	(8)
Net income – dilution attributable to EMC Corporation	$1,985	$2,707	$2,881
Denominator:
Weighted average shares, basic	1,944	2,028	2,074
Weighted average common stock equivalents	18	26	28
Assumed conversion of the 2013 Notes and associated warrants	—	5	58
Weighted average shares, diluted	1,962	2,059	2,160
Restricted stock awards, restricted stock units and options to acquire 6 million, 2 million and 4 million shares of our common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.

Due to the cash settlement feature of the principal amount of the 2013 Notes, we only included the impact of the premium feature in our diluted earnings per share calculation when the 2013 Notes were convertible due to maturity or when the average stock price exceeded the conversion price of the 2013 Notes.
Concurrent with the issuance of the 2013 Notes, we also entered into separate transactions in which we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 215 million shares of our common stock at an exercise price of approximately $19.55 per share of our common stock. Approximately half of the associated warrants were exercised in 2012 and the remaining 109 million warrants were exercised between February 18, 2014 and March 17, 2014 and were settled with 29 million shares of our common stock. As such, we included the impact of the remaining outstanding sold warrants in our diluted earnings per share calculation during the years ended December 31, 2014 and 2013.
EMC Repurchases of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in February 2013 and an additional 250 million shares of our common stock in December 2014. For the year ended December 31, 2015, we spent $2.0 billion to repurchase 76 million shares of our common stock. Of the 500 million shares authorized for repurchase, we have repurchased 277 million shares at a total cost of $7.4 billion, leaving a remaining balance of 223 million shares authorized for future repurchases. We spent approximately $3.0 billion in both the years ended December 31, 2014 and December 31, 2013 on the repurchase of stock.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Repurchase of Common Stock
The following table summarizes stock repurchase authorizations in the years ended December 31, 2015, 2014 and 2013 (amounts in table in millions):

Month Authorized	Amount Authorized	Expiration Date	Status
January 2015	$1,000	End of 2017	Open
August 2014	1,000	End of 2016	Completed in Q3’15
August 2013	700	End of 2015	Completed in Q4’14
November 2012	250	End of 2014	Completed in Q4’13
February 2012	600	End of 2013	Completed in Q2’13

From time to time, VMware repurchases stock pursuant to the January 2015 authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. All shares repurchased under VMware’s stock repurchase programs are retired.

The following table summarizes stock repurchase activity in the years ended December 31, 2015, 2014 and 2013 (table in millions, except per share amounts):

	For the Year Ended December 31,
	2015	2014	2013
Aggregate purchase price	$1,125	$700	$508
Class A common shares repurchased	13	8	7
Weighted-average price per share	$83.36	$91.61	$76.58
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of December 31, 2015, the cumulative authorized amount remaining for repurchase was $835 million.

Cash Dividend on Common Stock
During 2013, our Board of Directors approved the initiation of a quarterly cash dividend to EMC shareholders of $0.10 per share of common stock and in the second quarter of 2014, our Board of Directors approved an increase of the dividend to $0.115 per share of common stock.

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Fiscal Year 2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015
May 20, 2015	$0.115	July 1, 2015	$226	July 23, 2015
July 30, 2015	$0.115	October 1, 2015	$229	October 23, 2015
December 17, 2015	$0.115	January 4, 2016	$230	January 22, 2016

Fiscal Year 2014:
February 6, 2014	$0.10	April 1, 2014	$209	April 23, 2014
April 17, 2014	$0.115	July 1, 2014	$237	July 23, 2014
July 30, 2014	$0.115	October 1, 2014	$239	October 23, 2014
December 10, 2014	$0.115	January 2, 2015	$234	January 23, 2015

Fiscal Year 2013:
May 28, 2013	$0.10	July 1, 2013	$212	July 23, 2013
August 1, 2013	$0.10	October 1, 2013	$210	October 23, 2013
December 12, 2013	$0.10	January 8, 2014	$206	January 23, 2014

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 11, 2016, EMC declared a quarterly dividend of $0.115 per share to shareholders of record on April 1, 2016, payable on April 22, 2016.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, for the years ended December 31, 2015 and 2014 consist of the following (table in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interests	Total
Balance as of January 1, 2014(a)	$(52)	$31	$(105)	$(110)	$(3)	$(239)
Other comprehensive income (loss) before reclassifications	(135)	57	24	(22)	—	(76)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(39)	(18)	6	—	(51)
Net current period other comprehensive income (loss)	(135)	18	6	(16)	—	(127)
Balance as of December 31, 2014(b)	(187)	49	(99)	(126)	(3)	(366)
Other comprehensive income (loss) before reclassifications	(169)	(16)	21	(7)	4	(167)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(43)	(11)	8	—	(46)
Net current period other comprehensive income (loss)	(169)	(59)	10	1	4	(213)
Balance as of December 31, 2015(c)	$(356)	$(10)	$(89)	$(125)	$1	$(579)

(a)	Net of taxes (benefits) of $18 million for unrealized net gains on investments, $(66) million for unrealized net losses on derivatives and $(61) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $31 million for unrealized net gains on investments, $(64) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

(c)	Net of taxes (benefits) of $(5) million for unrealized net gains on investments, $(56) million for unrealized net losses on derivatives and $(71) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 is as follows (table in millions):

	For the Year Ended
Accumulated Other Comprehensive Income Components	December 31, 2015	December 31, 2014	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$70	$62	Investment income
	(27)	(23)	Provision for income tax
Net of tax	$43	$39

Net gain on derivatives:
Foreign exchange contracts	$30	$39	Product sales revenue
Foreign exchange contracts	(2)	(10)	Cost of product sales
Interest rate swap	(22)	(11)	Other interest expense
Total net gain on derivatives before tax	6	18
	5	—	Provision for income tax
Net of tax	$11	$18

Net loss from pension and other postretirement plans	$(13)	$(9)	Selling, general and administrative expense
	5	3	Provision for income tax
Net of tax	$(8)	$(6)
EMC Preferred Stock
Our preferred stock may be issued from time to time in one or more series, with such terms as our Board of Directors may determine, without further action by our shareholders.
O. Stock-Based Compensation
EMC Equity Plans
The EMC Corporation Amended and Restated 2003 Stock Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The exercise price for a stock option shall not be less than 100% of the fair market value of our common stock on the date of grant. Options generally become exercisable in annual installments over a period of five years after the date of grant and expire ten years after the date of grant. Incentive stock options will expire no later than ten years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Grants of restricted stock awards or restricted stock units that vest only by the passage of time will not vest fully in less than two years after the date of grant, except for grants to non-employee Directors that are not subject to this minimum two-year vesting requirement. The 2003 Plan allows us to grant up to 460 million shares of common stock. We recognize restricted stock awards and restricted stock units against the 2003 Plan share reserve as two shares for every one share issued in connection with such awards.
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
A total of 1,022 million shares of common stock have been reserved for issuance under the 2003 Plan. At December 31, 2015, there were an aggregate of 53 million shares of common stock available for issuance pursuant to future grants under the 2003 Plan.
We have, in connection with the acquisition of various companies, assumed the stock option plans of these companies. We do not intend to make future grants under any of such plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMC Employee Stock Purchase Plan
Under our Amended and Restated 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible employees may purchase shares of common stock through payroll deductions at 85% of the fair market value at the time of exercise. During the year ended December 31, 2013, EMC amended the Plan to adjust the grant and exercise dates. Options to purchase shares are granted twice yearly, on February 1 and August 1, and are exercisable on the succeeding July 31 and January 31, respectively, each year. Pursuant to the terms of the Merger Agreement, the last ESPP purchase was in January 2016. A total of 183 million shares of common stock have been reserved for issuance under the 1989 Plan. The following table summarizes the 1989 Plan activity in the years ended December 31, 2015, 2014 and 2013 (table in millions, except per share amounts):

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash proceeds	$180	$186	$82
Common shares purchased	8	8	4
Weighted-average price per share	$22.44	$22.44	$20.08

As of December 31, 2015, $80 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the purchase that occurred in January 2016.
EMC Stock Options
The following table summarizes our option activity under all equity plans since January 1, 2013 (shares in millions):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2013	77	$14.39
Options granted relating to business acquisitions	1	3.29
Forfeited	(1)	13.36
Exercised	(20)	13.10
Outstanding, December 31, 2013	57	14.56
Options granted relating to business acquisitions	8	0.62
Forfeited	(1)	13.55
Exercised	(24)	13.19
Outstanding, December 31, 2014	40	12.68
Exercised	(13)	11.38
Outstanding, December 31, 2015	27	13.20
Exercisable, December 31, 2015	22	15.75
Vested and expected to vest, December 31, 2015	26	$13.50

Apart from options issued through business acquisitions which are discussed in Note C, there were no stock options granted during the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, the weighted-average remaining contractual term was 2.8 years and the aggregate intrinsic value was $215 million for the 22 million exercisable shares. For the 26 million shares vested and expected to vest at December 31, 2015, the weighted-average remaining contractual term was 2.6 years and the aggregate intrinsic value was $323 million. The intrinsic value is based on our closing stock price of $25.68 as of December 31, 2015, which would have been received by the option holders had all in-the-money options been exercised as of that date. The total pre-tax intrinsic values of options exercised in 2015, 2014 and 2013 were $203 million, $353 million and $240 million, respectively. Cash proceeds from the exercise of stock options were $142 million, $317 million and $260 million in 2015, 2014 and 2013, respectively. Income tax benefits realized from the exercise of stock options in 2015, 2014 and 2013 were $28 million, $61 million and $45 million, respectively. Pursuant to the terms of the Merger Agreement, all outstanding stock options will vest at least 20 days prior to the close of the transaction.

EMC Restricted Stock and Restricted Stock Units
Our restricted stock awards and units are valued based on our stock price on the grant date. Our restricted stock awards and units have various vesting terms from the date of grant, including pro rated vesting over three or four years, cliff vesting at the end of three or five years with acceleration for achieving specified performance criteria and vesting on various dates contingent on

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

achieving specified performance criteria. For awards with non-market performance conditions, management evaluates the criteria for each grant to determine the probability that the performance condition will be achieved.
The following table summarizes our restricted stock and restricted stock unit activity since January 1, 2013 (shares in millions):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units at January 1, 2013	47	$24.39
Granted	20	25.55
Vested	(15)	22.61
Forfeited	(4)	24.80
Outstanding, December 31, 2013	48	25.43
Granted	23	27.65
Vested	(14)	24.89
Forfeited	(4)	25.63
Outstanding, December 31, 2014	53	26.50
Granted	33	25.89
Vested	(19)	25.13
Forfeited	(6)	26.72
Restricted stock and restricted stock units at December 31, 2015	61	$26.70
The total intrinsic values of restricted stock and restricted stock units that vested in 2015, 2014 and 2013 were $514 million, $388 million and $404 million, respectively. As of December 31, 2015, restricted stock and restricted stock units representing 61 million shares were outstanding and unvested, with an aggregate intrinsic value of $1,554 million. These shares and units are scheduled to vest through 2019. Of the total shares of restricted stock and restricted stock units outstanding, 49 million shares and units will vest upon fulfilling service conditions, of which vesting for 4 million shares and units will accelerate upon achieving performance conditions. The remaining 11 million shares and units will vest only if certain performance conditions are achieved. Pursuant to the terms of the Merger Agreement, all eligible outstanding restricted stock and restricted stock units will vest upon the close of the transaction.
VMware Equity Plans
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). As of December 31, 2015, the number of authorized shares under the 2007 Plan was 122 million. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 4 million shares, which accordingly have been added to the authorized shares under the 2007 Plan reserve.
Awards under the 2007 Plan may be in the form of stock-based awards such as restricted stock units or stock options. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semi-annually thereafter. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. At December 31, 2015, there were an aggregate of 18 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. As of December 31, 2015, the number of authorized shares under the ESPP was 14 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. As of December 31, 2015, there were 5 million shares of VMware Class A common stock available for issuance pursuant to future grants under the ESPP.
The following table summarizes ESPP activity in the years ended December 31, 2015, 2014 and 2013 (table in millions, except per share amounts):

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash proceeds	$98	$80	$76
Class A common shares purchased	1	1	1
Weighted-average price per share	$65.54	$73.21	$65.97
As of December 31, 2015, $48 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the purchase that occurred in January 2016.
VMware Stock Options
The following table summarizes stock option activity since January 1, 2013 for VMware employees in VMware stock options (shares in millions):

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding, January 1, 2013	10	$34.36
Granted	1	71.53
Exercised	(5)	28.12
Outstanding, December 31, 2013	6	44.12
Granted	2	50.91
Exercised	(2)	35.58
Outstanding, December 31, 2014	6	50.54
Exercised	(3)	29.44
Outstanding, December 31, 2015	3	64.56
Exercisable, December 31, 2015	2	59.31
Vested and expected to vest	3	$63.89

The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.

As of December 31, 2015, for the VMware stock options, the weighted-average remaining contractual term was 4.5 years and the aggregate intrinsic value was $26 million for the 2 million exercisable shares. For the 3 million options vested and expected to vest at December 31, 2015, the weighted-average remaining contractual term was 4.9 years and the aggregate intrinsic value was $43 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $56.57 as of December 31, 2015, which would have been received by the option holders had all in-the-money options been exercised as of that date. The options exercised in 2015, 2014 and 2013 had a pre-tax intrinsic value of $136 million, $147 million and $256 million, respectively. The total fair value of VMware stock options that vested during the years ended December 31, 2015, 2014 and 2013 was $60 million, $64 million and $60 million, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VMware Restricted Stock
The following table summarizes restricted stock activity since January 1, 2013 (shares in millions):

	Number of Units	Weighted Average Grant Date Fair Value (per unit)
Restricted stock at January 1, 2013	12	$91.93
Granted	7	76.20
Vested	(4)	83.21
Forfeited	(2)	90.55
Outstanding, December 31, 2013	13	85.85
Granted	6	92.82
Vested	(5)	86.27
Forfeited	(1)	88.03
Outstanding, December 31, 2014	13	88.88
Granted	13	72.42
Vested	(5)	90.72
Forfeited	(2)	87.39
Outstanding, December 31, 2015	19	$77.29

As of December 31, 2015, restricted stock representing 19 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,057 million based on VMware’s closing price as of December 31, 2015. The total fair value of VMware restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $379 million, $480 million and $340 million, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation Expense
The following tables summarize the components of total stock-based compensation expense included in our consolidated income statements in 2015, 2014 and 2013 (in millions):

	Year Ended December 31, 2015
	Stock Options	Restricted Stock	Retirement Benefit Stock Match	Total Stock-Based Compensation
Cost of product sales	$13	$24	$3	$40
Cost of services	16	86	14	116
Research and development	71	313	11	395
Selling, general and administrative	70	453	19	542
Stock-based compensation expense before income taxes	170	876	47	1,093
Income tax benefit	38	192	18	248
Total stock-based compensation, net of tax	$132	$684	$29	$845

	Year Ended December 31, 2014
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$16	$38	$54
Cost of services	20	72	92
Research and development	79	303	382
Selling, general and administrative	78	415	493
Stock-based compensation expense before income taxes	193	828	1,021
Income tax benefit	45	179	224
Total stock-based compensation, net of tax	$148	$649	$797

	Year Ended December 31, 2013
	Stock Options	Restricted Stock	Total Stock-Based Compensation
Cost of product sales	$19	$29	$48
Cost of services	15	61	76
Research and development	75	282	357
Selling, general and administrative	82	372	454
Stock-based compensation expense before income taxes	191	744	935
Income tax benefit	56	170	226
Total stock-based compensation, net of tax	$135	$574	$709
Stock-based compensation expense includes $59 million, $57 million and $54 million of expense associated with our employee stock purchase plans for 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, stock-based compensation expense also includes $47 million related to EMC’s supplemental 401(k) matching contribution as discussed in footnote L.
The table below presents the net change in amounts capitalized or accrued in 2015 and 2014 for the following items (in millions):

	Increased (decreased) during the year ended December 31, 2015	Increased (decreased) during the year ended December 31, 2014
Accrued expenses (accrued warranty expenses)	$(13)	$—
Other assets	(24)	(19)

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015, the total unrecognized after-tax compensation cost for stock options, restricted stock and restricted stock units was $1,811 million. This non-cash expense is scheduled to be recognized through 2019 with a weighted-average remaining period of 1.4 years.
Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2015	2014	2013
Dividend yield	None	None	None
Expected volatility	32.0%	36.2%	38.5%
Risk-free interest rate	1.1%	0.9%	0.9%
Expected term (in years)	3.3	3.2	3.6
Weighted-average fair value at grant date	$27.16	$48.47	$29.47
	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2015	2014	2013
Dividend yield	None	None	None
Expected volatility	30.1%	32.3%	32.9%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$20.59	$20.71	$20.45

The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.
For all equity awards granted during the years ended 2015, 2014 and 2013, volatility was based on an analysis of historical stock prices and implied volatilities of VMware’s Class A common stock. The expected term is based on historical exercise patterns and post-vesting termination behavior, the term of the purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
P.  Restructuring and Acquisition-Related Charges
In 2015, 2014 and 2013, we incurred restructuring and acquisition-related charges of $450 million, $239 million and $224 million, respectively. In 2015, EMC incurred $420 million of restructuring charges, primarily related to our current year restructuring programs, and $4 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2014, EMC incurred $210 million of restructuring charges, primarily related to our 2014 restructuring programs, and $6 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2013, EMC incurred $139 million of restructuring charges, primarily related to our 2013 restructuring program, and $8 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.
In 2015, VMware incurred $23 million of restructuring charges related to workforce reductions as part of its current year restructuring program and $3 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2014, VMware incurred $18 million of restructuring charges related to workforce reductions as part of its current year restructuring program and $7 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In 2013, VMware incurred $54 million of restructuring charges related to workforce reductions as part of its 2013 restructuring program and $5 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. In addition, VMware incurred a benefit of $2 million and a charge of $18 million primarily related to impairment charges related to its business realignments in 2014 and 2013, respectively.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2015, we initiated a cost reduction and business transformation program to better align our expenses and improve the operations of our federation of businesses. In the fourth quarter of 2015, as part of the previously announced program to reduce our existing cost base by $850 million annually, and consistent with prior restructuring actions to keep pace with changes in the industry, we approved a restructuring plan which consists of a reduction in force which will be substantially completed by the end of the first quarter of 2016 and fully completed by the end of 2016.  The total charge resulting from this plan is expected to be approximately $250 million, with total cash payments associated with the plan expected to be $220 million. Charges related to this restructuring action are included in the 2015 charges. During 2015, 2014 and 2013, EMC implemented restructuring programs to create further operational efficiencies which will result or have resulted in workforce reductions of approximately 4,600, 2,100 and 1,900 positions, respectively. The actions impact positions around the globe covering our Information Storage, RSA Information Security, Enterprise Content Division and Pivotal segments. All of these actions are expected to be completed or were completed within a year of the start of each program.
During 2015 and 2014, VMware eliminated approximately 380 and 180 positions, respectively, across all major functional groups and geographies to streamline its operations. During 2013, VMware approved and initiated a business realignment plan to streamline its operations. The plan included the elimination of approximately 710 positions across all major functional groups and geographies. All of these actions are expected to be completed or were completed within a year of the program.
During 2015, 2014 and 2013, we recognized $18 million in each year, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These costs are expected to be utilized by the end of 2017. The remaining cash portion owed for these programs in 2016 is approximately $4 million, plus an additional $7 million over the period from 2017 and beyond.
On January 22, 2016, VMware approved, subject to compliance with all applicable local legal obligations, a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. The total charge resulting from this plan is estimated to be between $55 million and $65 million, consisting principally of employee-related charges to be paid in cash for the elimination of approximately 800 positions and personnel which are expected to be completed by June 30, 2016.

The activity for the restructuring programs is presented below (tables in millions):
Year Ended, December 31, 2015:

2015 EMC Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of December 31, 2015
Workforce reductions	$—	$409	$(104)	$305
Consolidation of excess facilities and other contractual obligations	—	26	(9)	17
Total	$—	$435	$(113)	$322

Other EMC Programs
Category	Balance as of December 31, 2014	Adjustments to the Provision	Utilization	Balance as of December 31, 2015
Workforce reductions	$102	$(7)	$(78)	$17
Consolidation of excess facilities and other contractual obligations	19	(8)	(8)	3
Total	$121	$(15)	$(86)	$20

VMware Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of December 31, 2015
Workforce reductions	$8	$23	$(28)	$3
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$8	$23	$(28)	$3

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended, December 31, 2014:

EMC Programs
Category	Balance as of December 31, 2013	2014 Charges	Utilization	Balance as of December 31, 2014
Workforce reductions	$66	$192	$(156)	$102
Consolidation of excess facilities and other contractual obligations	24	18	(23)	19
Total	$90	$210	$(179)	$121

VMware Programs
Category	Balance as of December 31, 2013	2014 Charges	Utilization	Balance as of December 31, 2014
Workforce reductions	$—	$18	$(10)	$8
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$18	$(10)	$8

Year Ended, December 31, 2013:

EMC Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of December 31, 2013
Workforce reductions	$63	$121	$(118)	$66
Consolidation of excess facilities and other contractual obligations	28	18	(22)	24
Total	$91	$139	$(140)	$90

VMware Programs
Category	Balance as of December 31, 2012	2013 Charges	Utilization	Balance as of December 31, 2013
Workforce reductions	$—	$54	$(54)	$—
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$—	$54	$(54)	$—
During the year ended December 31, 2013, in connection with VMware’s business realignment plan, VMware recognized cumulative pre-tax gains of $44 million relating to the disposition of certain lines of business that were no longer aligned with VMware’s core business priorities. The gains recognized in connection with this disposition was recorded to other income (expense), net on the consolidated income statements for the year ended December 31, 2013.
Q. Related Party Transactions
In 2014 and 2013, we leased certain real estate from a company owned by a member of our Board of Directors and such Director’s siblings, for which payments aggregated approximately $3 million and $5 million, respectively. Such lease was initially assumed by us as a result of our acquisition of Data General in 1999 and renewed in 2003 for a ten-year term. The lease expired in 2014 and EMC vacated the facility. In accordance with its written policy and procedures relating to related person transactions, EMC’s Audit Committee approved the transaction.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the years ended 2015, 2014 and 2013 are as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
2015
Revenues:
Product revenues	$10,200	$156	$424	$10,780	$87	$10,867
Services revenues	6,101	443	564	7,108	180	7,288
Total consolidated revenues	16,301	599	988	17,888	267	18,155

Gross profit	$8,518	$407	$660	$9,585	$104	$9,689
Gross profit percentage	52.3%	67.9%	66.8%	53.6%	39.0%	53.4%

Research and development				1,593	109	1,702
Selling, general and administrative				4,834	216	5,050
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				6,427	325	6,752

Operating income (expense)				$3,158	$(221)	$2,937

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2015
Revenues:
Product revenues	$10,867	$2,723	$(76)	$13,514
Services revenues	7,288	3,902	—	11,190
Total consolidated revenues	18,155	6,625	(76)	24,704

Gross profit	$9,689	$5,780	$(478)	$14,991
Gross profit percentage	53.4%	87.3%	—	60.7%

Research and development	1,702	1,066	399	3,167
Selling, general and administrative	5,050	2,606	877	8,533
Restructuring and acquisition-related charges	—	—	450	450
Total operating expenses	6,752	3,672	1,726	12,150

Operating income (expense)	2,937	2,108	(2,204)	2,841

Non-operating income (expense), net	27	34	(20)	41
Income tax provision (benefit)	819	398	(507)	710
Net income	2,145	1,744	(1,717)	2,172
Net income attributable to the non-controlling interests	7	(324)	135	(182)
Net income attributable to EMC Corporation	$2,152	$1,420	$(1,582)	$1,990

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
2014
Revenues:
Product revenues	$10,785	$164	$462	$11,411	$65	$11,476
Services revenues	5,757	476	573	6,806	162	6,968
Total consolidated revenues	16,542	640	1,035	18,217	227	18,444

Gross profit	$9,180	$417	$698	$10,295	$106	$10,401
Gross profit percentage	55.5%	65.2%	67.4%	56.5%	46.5%	56.4%

Research and development				1,489	128	1,617
Selling, general and administrative				4,583	183	4,766
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				6,072	311	6,383

Operating income (expense)				$4,223	$(205)	$4,018

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2014
Revenues:
Product revenues	$11,476	$2,575	$—	$14,051
Services revenues	6,968	3,421	—	10,389
Total consolidated revenues	18,444	5,996	—	24,440

Gross profit	$10,401	$5,241	$(393)	$15,249
Gross profit percentage	56.4%	87.4%	—	62.4%

Research and development	1,617	987	387	2,991
Selling, general and administrative	4,766	2,390	826	7,982
Restructuring and acquisition-related charges	—	—	239	239
Total operating expenses	6,383	3,377	1,452	11,212

Operating income (expense)	4,018	1,864	(1,845)	4,037

Non-operating income (expense), net	(362)	34	53	(275)
Income tax provision (benefit)	942	385	(459)	868
Net income	2,714	1,513	(1,333)	2,894
Net income attributable to the non-controlling interests	—	(308)	128	(180)
Net income attributable to EMC Corporation	$2,714	$1,205	$(1,205)	$2,714

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
2013
Revenues:
Product revenues	$10,738	$180	$453	$11,371	$66	$11,437
Services revenues	5,524	467	534	6,525	113	6,638
Total consolidated revenues	16,262	647	987	17,896	179	18,075

Gross profit	$9,109	$419	$655	$10,183	$91	$10,274
Gross profit percentage	56.0%	64.8%	66.4%	56.9%	50.7%	56.8%

Research and development				1,461	109	1,570
Selling, general and administrative				4,571	161	4,732
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				6,032	270	6,302

Operating income (expense)				$4,151	$(179)	$3,972

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure within EMC	Corp Reconciling Items	Consolidated
2013
Revenues:
Product revenues	$11,437	$2,253	$—	$13,690
Services revenues	6,638	2,894	—	9,532
Total consolidated revenues	18,075	5,147	—	23,222

Gross profit	$10,274	$4,589	$(390)	$14,473
Gross profit percentage	56.8%	89.2%	—	62.3%

Research and development	1,570	826	365	2,761
Selling, general and administrative	4,732	2,003	603	7,338
Restructuring and acquisition-related charges	—	—	224	224
Total operating expenses	6,302	2,829	1,192	10,323

Operating income (expense)	3,972	1,760	(1,582)	4,150

Non-operating income (expense), net	(337)	22	30	(285)
Income tax provision (benefit)	911	317	(456)	772
Net income	2,724	1,465	(1,096)	3,093
Net income attributable to the non-controlling interests	—	(295)	91	(204)
Net income attributable to EMC Corporation	$2,724	$1,170	$(1,005)	$2,889

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	2015	2014	2013
United States	$13,361	$12,835	$12,230
Europe, Middle East and Africa	6,845	6,981	6,355
Asia Pacific and Japan	3,157	3,191	3,193
Latin America, Mexico and Canada	1,341	1,433	1,444
Total	$24,704	$24,440	$23,222
No country other than the United States accounted for 10% or more of revenues in 2015, 2014 or 2013.
Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,584 million at December 31, 2015 and $4,355 million at December 31, 2014. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $1,053 million at December 31, 2015 and $1,021 million at December 31, 2014. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at December 31, 2015 or 2014.
S. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for 2015 and 2014 is as follows (tables in millions, except per share amounts):

2015	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Revenues	$5,613	$5,997	$6,079	$7,014
Gross profit	3,339	3,587	3,705	4,360
Net income attributable to EMC Corporation	252	487	480	771
Net income per weighted average share, diluted: common shareholders	$0.13	$0.25	$0.25	$0.39

2014	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Revenues	$5,479	$5,880	$6,032	$7,048
Gross profit	3,347	3,654	3,743	4,505
Net income attributable to EMC Corporation	392	589	587	1,147
Net income per weighted average share, diluted: common shareholders	$0.19	$0.28	$0.28	$0.56
The second quarter of 2015 includes a VMware GSA settlement charge which was recorded as a reduction of revenue of $42 million, or $0.02 per diluted share, and a fair value adjustment on an asset held for sale of $12 million, or $0.01 per diluted share. The fourth quarter of 2015 includes merger-related costs of $14 million, or $0.01 per diluted share, special tax items of $39 million, or $0.02 per diluted share and a tax benefit related to the expected R&D tax credit for 2015 of $61 million, or $0.03 per diluted share.
The second and fourth quarters of 2014 include a gain on previously held interests in strategic investments and joint venture of $45 million, or $0.02 per diluted share and $33 million, or $0.02 per diluted share, respectively. The second quarter of 2014 also includes an impairment of strategic investment of $24 million, or $0.01 per diluted share. The fourth quarter of 2014 includes a tax benefit related to the expected R&D tax credit for 2014 of $62 million, or $0.03 per diluted share.
T. Subsequent Events
On January 22, 2016, VMware approved, subject to compliance with all applicable local legal obligations, a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. The total charge resulting from this plan is estimated to be between $55 million and $65 million, consisting principally of employee-related charges to be paid in cash for the elimination of approximately 800 positions and personnel. Any such proposals in countries outside the United States will be subject to local law and consultation requirements.
Actions associated with the plan are expected to be completed by June 30, 2016. Finalization of the plan will be subject to local information and consultation processes with employees or their representatives if required by law.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting on page 57 is incorporated herein by reference.

Report of the Independent Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on page 58 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III
STOCK PRICE PERFORMANCE GRAPH

	2010	2011	2012	2013	2014	2015
EMC	$100.00	$94.06	$110.48	$109.83	$129.87	$112.14
S&P 500 Index	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
S&P 500 Information Technology Sector Index	$100.00	$101.33	$114.65	$144.72	$171.04	$178.34
Source: Returns were generated from FactSet

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
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file with the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2015. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the headings “Proposal 1 Election of Directors,” “Board Committees,” “Certain Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding EMC’s equity compensation plans as of December 31, 2015 (table in millions, except per share amounts).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1] (a)	Weighted-average exercise price per share of outstanding options, warrants and rights[1] (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	20	$16.87		70[2]
Equity compensation plans not approved by security holders	—	—	—	—
Total	20	$16.87		70
__________________________

1
Does not include an aggregate of 6.6 million shares of common stock to be issued (subject to vesting) upon the exercise of outstanding options, with a weighted-average exercise price of $1.96 per share, assumed by EMC in connection with various acquisitions. The option plans relating to such outstanding options were approved by the respective security holders of the acquired companies.

2	Includes 17 million shares of common stock available for future issuance under our Amended and Restated 1989 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

See Index to Exhibits on page 120 of this report.
The exhibits are filed with or incorporated by reference in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

EMC CORPORATION

By:	/s/ Joseph M. Tucci
Joseph M. Tucci
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EMC Corporation and in the capacities indicated as of February 25, 2016.

Signatures	Title

/s/ Joseph M. Tucci	Chairman and Chief Executive Officer
Joseph M. Tucci	(Principal Executive Officer)

/s/ Zane C. Rowe	Executive Vice President and Chief Financial Officer
Zane C. Rowe	(Principal Financial Officer)

/s/ Denis Cashman	Chief Financial Officer, EMC Information Infrastructure and Chief Accounting Officer
Denis Cashman	(Principal Accounting Officer)

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Donald J. Carty	Director
Donald J. Carty

/s/ Randolph L. Cowen	Director
Randolph L. Cowen

/s/ James S. DiStasio	Director
James S. DiStasio

/s/ John R. Egan	Director
John R. Egan

/s/ William D. Green	Director
William D. Green

/s/ Edmund F. Kelly	Director
Edmund F. Kelly

/s/ Judith A. Miscik	Director
Judith A. Miscik

/s/ Paul Sagan	Director
Paul Sagan

/s/ Laura J. Sen	Director
Laura J. Sen

EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

3.1	Restated Articles of Organization of EMC Corporation.(1)
3.2	Amended and Restated Bylaws of EMC Corporation.(1)
4.1	Form of Stock Certificate.(3)
4.2
Underwriting Agreement, dated as of June 3, 2013, by and among the Company, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein.(13)

4.3	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.(13)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended.(4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended.(5)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended.(4)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended April 29, 2010.(12)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of April 30, 2015.(20)
10.6*	EMC Corporation Deferred Compensation Retirement Plan, as amended and restated as of January 1, 2011.(18)
10.7*	EMC Corporation Executive Incentive Bonus Plan.(6)
10.8*	Form of Change in Control Severance Agreement for Executive Officers. (filed herewith)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement.(3)
10.10*	Change in Control Severance Agreement between EMC and Zane C. Rowe dated October 1, 2014.(14)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement.(3)
10.12*	Form of EMC Corporation Performance Restricted Stock Unit Agreement.(19)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement.(19)
10.14*	Form of Indemnification Agreement.(7)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013.(11)
10.16*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007.(8)
10.17*	Amendment to Employment Arrangement with Joseph M. Tucci dated December 4, 2008.(2)
10.18*	Amendment No. 2 to Employment Arrangement with Joseph M. Tucci dated May 7, 2009.(9)
10.19*	Amendment No. 3 to Employment Arrangement with Joseph M. Tucci dated October 30, 2009.(10)
10.20*	Amendment No. 4 to Employment Arrangement with Joseph M. Tucci dated January 20, 2012.(15)
10.21*	Amendment No. 5 to Employment Arrangement with Joseph M. Tucci dated September 5, 2012.(16)
10.22*	Letter Agreement with William F. Scannell dated July 16, 2012.(17)
10.23	Form of Commercial Paper Dealer Agreement between EMC Corporation, as Issuer, and the Dealer party thereto. (23)
10.24	Agreement and Plan of Merger, dated as of October 12, 2015, among Denali Holding Inc., Dell Inc., Universal Acquisition Co. and EMC Corporation.(21)
10.25*	Form of Change in Control Severance Agreement for Executive Officers.(22)
10.26
Credit Agreement, dated as of February 27, 2015, among the Company, as Borrower, the Lenders party thereto, as Lenders, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.(19)

10.27	Agreement and Plan of Merger, by and among, EMC Corporation, Embrace Merger Corporation, Virtustream Group Holdings, Inc. and the Stockholder Representative named therein, dated May 22, 2015.(24)
10.28*	Letter Agreement with Zane Rowe.(25)
10.29*	Letter Agreement with Denis G. Cashman.(25)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)
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

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 3, 2013 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).

(6)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).

(7)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 25, 2014 (No. 1-9853).

(8)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).

(9)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 8, 2009 (No. 1-9853).

(10)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2009 (No. 1-9853).

(11)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 21, 2013 (No. 1-9853).

(12)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 7, 2010 (No. 1-9853).

(13)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed June 6, 2013 (No. 1-9853).

(14)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed October 1, 2014 (No. 1-9853).

(15)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed January 24, 2012 (No. 1-9853).

(16)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed September 6, 2012 (No. 1-9853).

(17)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 2, 2012 (No. 1-9853).

(18)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 24, 2012 (No. 1-9853).

(19)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2015 (No. 1-9853).

(20)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 20, 2015 (No. 1-9853).

(21)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed October 13, 2015 (No. 1-9853).

(22)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 9, 2015 (No. 1-9853).

(23)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed March 23, 2015 (No. 1-9853).

(24)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed July 9, 2015 (No. 1-9853).

(25)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed January 27, 2016 (No. 1-9853).

EMC CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Bad Debts Write-Offs	Balance at End of Period
Description
Year ended December 31, 2015 allowance for doubtful accounts	$74	$33	$(15)	$92
Year ended December 31, 2014 allowance for doubtful accounts	65	10	(1)	74
Year ended December 31, 2013 allowance for doubtful accounts	72	(1)	(6)	65
Note: The allowance for doubtful accounts includes both current and non-current portions.

Allowance for Sales Returns	Balance at Beginning of Period	Allowance for Sales Returns Accounted for as a Reduction in Revenue	Sales Returns	Balance at End of Period
Description
Year ended December 31, 2015 allowance for sales returns	$70	$128	$(104)	$94
Year ended December 31, 2014 allowance for sales returns	76	89	(95)	70
Year ended December 31, 2013 allowance for sales returns	86	55	(65)	76

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Description
Year ended December 31, 2015 income tax valuation allowance	$126	$43	$(25)	$144
Year ended December 31, 2014 income tax valuation allowance	211	1	(86)	126
Year ended December 31, 2013 income tax valuation allowance	183	32	(4)	211

S-1