Form 10-K/A
period 2015-12-31
EMC CORP
filed 2016-03-11
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of EMC Corporation (“EMC” or the “Company”) for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (the “Original Form 10-K”), is being filed for the purpose of amending Items 11 and 12 of Part III. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in a Form 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end.

As previously reported, on October 12, 2015, EMC and Denali Holding Inc. (“Denali”), the parent company of Dell Inc., signed a definitive agreement under which Denali will acquire EMC. In connection with the issuance of Class V Common Stock of Denali in the proposed transaction, Denali has filed with the SEC a Registration Statement on Form S-4 (File No. 333-208524) that includes a preliminary proxy statement/prospectus regarding the proposed transaction and EMC has filed a preliminary proxy statement on Schedule 14A in connection with a special meeting of its shareholders to seek shareholder approval of the proposed transaction. In connection with the proposed transaction, EMC is filing this Amendment to provide certain information regarding EMC required to be incorporated by reference into Denali’s registration statement. In accordance with General Instruction G(3) to Form 10-K, the remaining information required by Part III (Items 10, 13 and 14) of the Original Form 10-K will continue to be incorporated by reference to the specified portions of EMC’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed prior to 120 days after EMC’s fiscal year end.

As required by the rules of the SEC, this Amendment sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company's chief executive officer and chief financial officer. Because no financial statements or financial information have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as otherwise stated herein, no other information contained in the Original Form 10-K has been updated by this Amendment. This Amendment should be read in conjunction with our periodic filings made with the SEC, subsequent to the date of the Original Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation: None of the Leadership and Compensation Committee (the “Compensation Committee”) members has ever been an officer or employee of EMC. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our Board or Compensation Committee.

LEADERSHIP AND COMPENSATION COMMITTEE REPORT

The Leadership and Compensation Committee of EMC has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Leadership and Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2015 of EMC.

LEADERSHIP AND COMPENSATION COMMITTEE

Randolph L. Cowen, Chair
William D. Green
Paul Sagan

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Pay-for-Performance Philosophy

In keeping with our results-driven culture, the Compensation Committee expects our executives to deliver superior performance in a sustained fashion. As a result, a substantial portion of our executives’ overall compensation is tied to Company performance, with a significant majority of compensation awarded in the form of equity. The Compensation Committee links compensation to the achievement of challenging short- and long-term strategic, operational and financial goals that will drive EMC to achieve profitable revenue growth and market share gains, while investing in the business to further expand the global market opportunity for our product, services and solutions portfolio. In designing our executive compensation program, the Compensation Committee focuses on promoting our business strategy and aligning the interests of our executives with those of EMC shareholders.

Business Strategy

The evolution of the IT marketplace, accelerated by the adoption of mobile devices, cloud computing, Big Data and social networking, continues to have a profound impact on enterprises and the way people work and live.  EMC’s strategy is to enable enterprises to modernize their client/server-based infrastructures and applications while helping them to build new infrastructures and applications that take advantage of next generation opportunities in the cloud/mobile era of computing.

EMC is executing this strategy through our federation business model, which includes the following businesses: EMC Information Infrastructure, VMware Virtual Infrastructure, Pivotal and Virtustream (the “federation”). Together, our businesses enable customers to achieve their digital enterprise aspirations through business and IT transformation via trusted hybrid cloud, modern application development, Big Data and cybersecurity solutions.

Under this model, our businesses are strategically aligned to provide benefits for customers and partners, while each independent business operates freely to build its own ecosystem. This offers customers the ability to choose from a selection of the very best technology solutions, free from vendor lock-in. We believe this model creates a competitive advantage by ensuring tight integration of solutions for customers who prefer an integrated solution, and at the same time by allowing us to provide the best-of-breed offerings on a standalone basis for customers who prefer maximum flexibility in vendor and deployment options.

EMC stands at the forefront of the IT industry with a leading portfolio of products, services and solutions that provide a strong position from which to compete in the client/server-based platform of IT, which will continue to support the majority of enterprise workloads for several years to come; leading-edge technologies and products for the new cloud/mobile platform of IT; and powerful capabilities to help enterprises bridge the two.

Pending Merger with Dell
References to the “Merger” in this Compensation Discussion and Analysis refer to the proposed merger of Universal Acquisition Co., a subsidiary of Denali Holding Inc., with and into EMC in connection with the proposed transaction contemplated by that certain merger agreement among Denali Holding Inc., Dell Inc., Universal Acquisition Co., and EMC, as more fully described Denali Holding Inc.’s Registration Statement on Form S-4 (File No. 333-208524) that includes a preliminary proxy statement/prospectus regarding the proposed transaction. Completion of the Merger is conditioned on approval of EMC’s shareholders, receipt of certain governmental approvals and the satisfaction of other conditions. For more information on the pending Merger, please read the proxy statement/prospectus and any other documents relating to the transaction filed or to be filed with the SEC.

2015 Business Results

In 2015, we achieved the following revenue, profit and free cash flow:

2015 ($)
Revenue	24.70 billion
Non-GAAP Earnings Per Share (“EPS”)*	1.82
Free Cash Flow*	3.92 billion

*	A reconciliation of our GAAP to non-GAAP results can be found in Exhibit A to this Item 11.

Please see “Management’s Discussion and Analysis” in the Original Form 10-K for a more detailed description of our fiscal year 2015 financial results.

2015 Executive Compensation Program

The Compensation Committee approved an executive compensation program for 2015 that implemented our pay-for-performance philosophy.

The primary elements of our executive compensation program are base salary, cash bonuses and equity incentives. In designing the cash bonus and equity incentive plans, the Compensation Committee predominantly used consolidated financial metrics as performance goals to drive the successful execution of the federation strategy.

Below is a summary of the Named Executive Officers’ 2014 and 2015 compensation as set forth in the Summary Compensation Table:

Name	Year	Salary ($)	Cash Incentive Compensation ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Joseph M. Tucci	2015	1,000,000	1,144,422	7,942,324	320,964	10,407,710
	2014	1,000,000	1,307,021	8,415,112	481,186	11,203,318
Zane C. Rowe	2015	750,000	600,741	4,963,999	195,373	6,510,113
	2014	167,308	174,686	6,000,019	54,350	6,696,362*
David I. Goulden	2015	850,000	954,415	7,942,324	103,051	9,849,790
	2014	850,000	1,075,513	8,415,112	190,632	10,531,257
Jeremy Burton	2015	800,000	665,940	6,964,012	86,626	8,516,578
	2014	768,750	717,035	5,259,464	158,236	6,903,485
Howard D. Elias	2015	781,923	665,940	6,964,012	84,644	8,496,519
	2014	750,000	746,183	5,259,464	178,839	6,934,486

*	Also includes a $300,000 sign-on bonus that Mr. Rowe received in 2014.

For more information, please see the Summary Compensation Table, and the accompanying compensation tables, beginning on page 21 of this Amendment.

2015 Cash Bonuses

For the cash bonus plans, the Compensation Committee approved challenging revenue, profitability and cash flow goals, as well as qualitative goals to complete strategic and operational priorities, because they believe that solid performance in these areas leads to long-term shareholder value.

Based on EMC’s financial performance in 2015, the Named Executive Officers achieved approximately 91.9%, 94.7% and 91.1%, respectively, of the non-GAAP EPS, revenue and free cash flow targets established by the Compensation Committee for the 2015 Corporate Incentive Plan. In addition, the Named Executive Officers achieved between 71% and 86% of their respective strategic and operational priorities established by the Compensation Committee for the 2015 Executive Management By Objectives Plan (the “Executive MBO”).

Since our 2015 revenue, EPS and free cash flow results fell below the applicable plan targets and the Named Executive Officers failed to achieve all of their respective strategic and operational goals, the Named Executive Officers’ cash bonuses were paid at less than target, in the amounts set forth below:

Name	Corporate Incentive Plan		Executive MBO
	Target ($)	Actual ($)	Target ($)	Actual ($)
Joseph M. Tucci	1,080,000	888,840	360,000	255,582
Zane C. Rowe	562,500	462,938	187,500	137,803
David I. Goulden	862,500	709,838	287,500	244,577
Jeremy Burton	600,000	493,800	200,000	172,140
Howard D. Elias	600,000	493,800	200,000	172,140

2015 Equity Incentive Awards

For 2015, the Compensation Committee granted our Named Executive Officers a mix of performance stock unit awards and time-based stock unit awards, as described below. The number of performance-based and time-based stock unit awards granted to the Named Executive Officers is set forth below:

Name	February 2015 Performance Awards (#)	February 2015 Time-Based Awards (#)	July 2015 Time-Based Awards (#)
Joseph M. Tucci	176,212	117,475	0
Zane C. Rowe	110,134	73,422	0
David I. Goulden	176,212	117,475	0
Jeremy Burton	110,134	73,422	74,963
Howard D. Elias	110,134	73,422	74,963
Subject to accelerated vesting upon the earlier consummation of the Merger, these performance stock units will vest in 2018 only if the Company achieves specific three-year cumulative non-GAAP EPS, revenue and relative TSR metrics. We refer to these three-year performance awards as the “2015 LTIP stock units.”

In addition, recognizing that a very large portion of our executives’ compensation is at risk, the Compensation Committee granted our Named Executive Officers these time-based stock units to promote retention. Subject to accelerated vesting upon the earlier consummation of the Merger, the time-based stock units vest over a two- or three-year period, subject to the executive’s continued employment with EMC.

For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

2012 Long-Term Incentive Plan Awards

In August 2012, the Compensation Committee granted three-year performance-based restricted stock units to select members of EMC’s senior management team. We refer to these grants as the “2012 LTIP stock units.”

Since the 2012 LTIP stock unit awards were incremental to the participating executives’ annual compensation, the Compensation Committee set a rigorous three-year cumulative revenue target of $79.2 billion for fiscal years 2013 through 2015, with a minimum threshold of $72.0 billion.

Our actual three-year cumulative revenue was $72.37 billion. In accordance with plan design, 62.6% of the 2012 LTIP stock units became eligible to vest in two equal installments, the first of which vested in February 2016. Subject to accelerated vesting upon the earlier consummation of the Merger, the second installment will vest in February 2017, subject to the executive’s continued employment. The remaining 37.4% of the 2012 LTIP stock units did not vest and were forfeited.

For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

Other Compensation Practices

Highlights of our executive compensation program also include:

What We Do
✓ Pay-for-performance
✓ Require significant stock ownership by executives and
       directors
✓ Maintain “double trigger” change in control
       agreements
✓ Maintain a clawback policy applicable to all
       employees for cash and equity incentive
       compensation
✓ Compensation Committee oversees risks associated
       with compensation policies and practices
✓ Compensation Committee retains an independent
       compensation consultant
✓ CEO succession planning

What We Do Not Do
✗   No hedging or pledging of Company stock
✗   No excessive perquisites for executives
✗   No pension or SERP benefits for executives
✗   No discounted stock options
✗   No option repricings without shareholder approval
✗   No dividend equivalents paid unless equity awards
     vest
✗   No excise tax gross-ups

The Compensation Committee believes that the actions and policies described above clearly demonstrate the Company’s commitment to and consistent execution of an effective pay-for-performance executive compensation program.

Named Executive Officers

The executive officers who appear in the Summary Compensation Table for 2015 are referred to collectively in this Amendment as the “Named Executive Officers,” and they are:

Name	Title
Joseph M. Tucci	Chairman and Chief Executive Officer
Zane C. Rowe	Former Executive Vice President and Chief Financial Officer
David I. Goulden	Chief Executive Officer, EMC Information Infrastructure
Jeremy Burton	President, Products and Marketing
Howard D. Elias	President and Chief Operating Officer, Global Enterprise Services

Mr. Rowe served as Chief Financial Officer of EMC until March 1, 2016, at which time he became Chief Financial Officer of VMware. Denis G. Cashman was appointed Chief Financial Officer of EMC, effective March 1, 2016.

EMC’s Executive Compensation Program

The primary elements of EMC’s executive compensation program are base salary, cash bonuses and equity incentives.

When designing the executive compensation program, the Compensation Committee gives significant weight to cash bonuses and equity incentives, which reflects the Compensation Committee’s belief that a large portion of executive compensation should be performance-based. This compensation is performance-based since payment and/or vesting are tied to the achievement of individual and/or corporate performance goals. In addition, with respect to the equity awards, the value ultimately realized by the recipient fluctuates with the price of our common stock. The Compensation Committee believes that equity incentives are particularly significant because they drive the achievement of EMC’s long-term operational and strategic goals and align the executives’ interests with those of EMC shareholders, while the cash bonuses drive the achievement of shorter-term performance goals. In designing our cash bonus and equity incentive programs for 2015, the Compensation Committee predominantly used consolidated financial metrics as performance goals to drive the successful execution of the federation strategy.

Set forth below is a summary of the relative weights given to each component of the 2015 compensation opportunities for Mr. Tucci and the other Named Executive Officers.

______________________

*	Reflects average compensation.

For purposes of determining the percentages shown above for the annual compensation opportunities of the Named Executive Officers, the base salaries and cash bonus targets are calculated on an annualized basis. In addition, it is assumed that cash bonuses are earned at target levels and restricted stock units have a value equal to the underlying value of the stock on the date the grant was approved. Since incentive compensation has both upside opportunities and downside risk, these percentages may not reflect the actual amounts realized.

Base Salary

We use base salary to compensate our employees, including the Named Executive Officers, for performing their day-to-day responsibilities. In general, the base salary of each of the Named Executive Officers is determined by evaluating the executive officer’s responsibilities, experience and impact on EMC’s results and the salaries paid to similarly situated executives internally and externally. After consideration of the foregoing factors, Mr. Elias’ base salary was increased in May 2015. The Compensation Committee did not approve any other changes to the base salaries of our Named Executive Officers for 2015.

The Named Executive Officers’ 2015 annual base salaries are set forth below:

Name	2015 ($)
Joseph M. Tucci*	1,000,000
Zane C. Rowe	750,000
David I. Goulden	850,000
Jeremy Burton	800,000
Howard D. Elias**	800,000

*	Mr. Tucci’s annual base salary has not increased since 2001.

**	As described above, Mr. Elias’ annual base salary increased from $750,000 to $800,000 in May 2015.

Cash Bonus Plans

In 2015, more than 95% of our employees, including the Named Executive Officers, participated in our cash bonus plans under which the payment of bonuses is contingent upon the achievement of pre-determined performance goals. Our cash bonus plans are designed to motivate our employees to achieve specified corporate, business unit, individual, strategic, operational and financial performance goals.

Each year, the Compensation Committee approves each Named Executive Officer’s cash bonus opportunity. In determining the cash bonus opportunity, the Compensation Committee considers a number of factors, including EMC’s performance, the individual’s performance and the performance of the business unit or function for which the individual is responsible, the individual’s contribution to the execution of the federation strategy, the individual’s experience, similar compensation opportunities that may be payable to similarly situated executives internally and externally, changes in the competitive marketplace and the economy, and the other elements of compensation payable by EMC to the individual. After consideration of the foregoing factors, the Compensation Committee did not make any changes to the annual target cash bonus opportunities of our Named Executive Officers for 2015.

The Named Executive Officers’ 2015 total annual target cash bonus opportunities are set forth below:

Name	2015 ($)
Joseph M. Tucci*	1,440,000
Zane C. Rowe	750,000
David I. Goulden	1,150,000
Jeremy Burton	800,000
Howard D. Elias	800,000

*	Mr. Tucci’s total annual target cash bonus opportunity has not increased since 2001.

2015 Cash Bonus Plans

For 2015, the Compensation Committee approved two cash bonus plans in which the Named Executive Officers were eligible to participate: the Corporate Incentive Plan and the Executive MBO. The Corporate Incentive Plan is intended to incent the achievement of financial metrics for the Company that are aligned with the annual operating plan set by the Board. The Executive MBO is intended to incent the achievement of strategic and operational goals.

The Compensation Committee determined that the vast majority (75%) of the cash bonus opportunity for the Named Executive Officers should be allocated to the Corporate Incentive Plan since they have responsibility for, and a significant impact on, EMC’s overall corporate performance and achievement of long-term objectives, and the remaining portion (25%) of their respective cash bonus opportunity should be allocated to the Executive MBO to focus on the achievement of specific strategic and operational goals.

2015 Corporate Incentive Plan

The 2015 Corporate Incentive Plan is an annual incentive plan under which EMC executives, including our Named Executive Officers, were eligible to receive cash bonuses contingent upon EMC’s attainment of EPS, revenue and free cash flow targets, with 50% of the opportunity based on EPS, 30% based on revenue and 20% based on free cash flow. The Compensation Committee selected these financial metrics because in its judgment they represent the primary metrics on which the Named Executive Officers should focus to drive EMC’s strategic plan and shareholder value. EPS was given the greatest weighting under the 2015 Corporate Incentive Plan to emphasize profitable growth and because the Compensation Committee believes that increases in EPS will lead to greater long-term shareholder value. EPS and free cash flow are calculated on a non-GAAP basis. EMC’s management uses these non-GAAP financial measures in their financial and operating decision-making because management believes they reflect EMC’s ongoing business in a manner that allows meaningful period-to-period comparisons.

Plan participants were provided with the opportunity to earn up to 40% of their annual target bonus on the achievement of both EPS and revenue targets set by the Compensation Committee for the first half of 2015. The opportunity to receive a first-half payment was provided to incent strong revenue growth and profitability during the first half of the year. The plan design provided no payment for the free cash flow component for the first half of 2015 because the Compensation Committee determined that it would not be appropriate to assess whether a full year free cash flow target would be achieved after only six months given the large number of factors that could impact free cash flow in the second half of the year.

The 2015 Corporate Incentive Plan funds at 100% of target upon the achievement of the performance target for each of the three metrics. Although, generally, participants were not entitled to a bonus unless the performance threshold for each metric was achieved, the Compensation Committee had discretion under the plan to award up to 50% of the annual target opportunity for performance below that threshold. In addition, the plan provided that the Compensation Committee could exercise negative discretion to reduce payments. The maximum bonus opportunity under the plan was equal to 200% of a participant’s target bonus opportunity.

The elements of the 2015 Corporate Incentive Plan are set forth below:

Performance Goal	Threshold (50% Payout) ($)	Target (100% Payout) ($)	Maximum (200% Payout) ($)	Component Weighting	Achievement/ Plan Payout ($)
Non-GAAP EPS*	1.58	1.98	2.06	50%	1.82/80.7%
Revenue (billions)	20.874	26.093	26.771	30%	24.704/87.3%
Non-GAAP free cash flow (billions)*	3.440	4.300	4.474	20%	3.917/78.7%

*
For purposes of calculating achievement of the EPS target, amounts relating to stock-based compensation expense, intangible asset amortization, restructuring charges, acquisition and other related charges, a fair value adjustment on assets held for sale, VMware litigation and other contingencies, a VMware GSA settlement charge, special tax items and merger-related costs were excluded. For purposes of calculating achievement of the free cash flow target, free cash flow was defined as net cash provided by operating activities less additions to property, plant and equipment and capitalized software development costs. A reconciliation of our GAAP to non-GAAP results can be found in Exhibit A to this Item 11.

We did not achieve 100% of the EPS, revenue or free cash flow targets under the 2015 Corporate Incentive Plan, and each participant’s bonus was paid at only 82.3% of target. The annual target bonus opportunities and actual payouts to the Named Executive Officers under the 2015 Corporate Incentive Plan are set forth below:

Name	Corporate Incentive Plan
	Target ($)	Actual ($)
Joseph M. Tucci	1,080,000	888,840
Zane C. Rowe	562,500	462,938
David I. Goulden	862,500	709,838
Jeremy Burton	600,000	493,800
Howard D. Elias	600,000	493,800

2015 Executive MBO

In 2015, members of our executive leadership team were eligible to receive semi-annual cash bonuses contingent upon achievement of a number of shared and individual semi-annual performance goals under the Executive MBO. The primary purpose of the Executive MBO is to focus our executive leadership team on the completion of strategic and operational priorities, thereby leading to greater long-term shareholder value.

The Compensation Committee assigned shared goals to the executive leadership team, including the Named Executive Officers, with a significant majority of the payments tied to the achievement of these shared goals. In addition, the participating executives were assigned individual goals, with a small portion of the payments tied to achievement of the individual goals. The Compensation Committee assigned individual goals to Messrs. Tucci and Rowe, Mr. Tucci assigned individual goals to Mr. Goulden, and Messrs. Tucci and Goulden assigned individual goals to Messrs. Burton and Elias. Each of the shared goals and individual goals were specific and measurable. At the close of each half of 2015, the Compensation Committee or Messrs. Tucci and Goulden, as applicable, determined whether the applicable semi-annual goals had been achieved.

A general description of the shared and individual goals assigned to the Named Executive Officers under the Executive MBO in 2015 is set forth below:
First-Half Shared Goals

Executive Officers	Description
All Named Executive Officers
● Drive federation messaging and further development of strategic priorities
● Strengthen converged infrastructure strategy within federation
● Execute on new solutions-focused value-based sales approach
● Implement 3rd platform storage and infrastructure business initiatives
● Focus on talent management and succession planning

Second-Half Shared Goals

Executive Officers	Description
Joseph M. Tucci Zane C. Rowe
● Enhance market perception of federation strategy
● Execute on go-to-market initiatives for the federation
● Develop a cost reduction plan for federation
● Continue development of cloud services business strategy

David I. Goulden Jeremy Burton Howard D. Elias
● Reorganize EMC Information Infrastructure business segments
● Develop new EMC Information Infrastructure go-to-market strategy
● Develop a cost reduction plan for EMC Information Infrastructure
● Focus on talent management to support reorganized business segments

In addition to the first-half shared goals described above, the Compensation Committee assigned the Named Executive Officers certain first-half financial goals under the Executive MBO that were aligned to EMC’s 2015 operating plan. The Compensation Committee assigned Messrs. Tucci and Rowe first-half financial goals related to EMC’s consolidated revenue and non-GAAP EPS results, as the Compensation Committee determined that Messrs. Tucci and Rowe are most responsible for the overall federation strategy. Messrs. Goulden, Burton and Elias had first-half financial goals based on revenue and operating income results for the EMC Information Infrastructure business, as the Compensation Committee determined that those executives should have an additional incentive to focus on the EMC Information Infrastructure business.

EMC achieved the following results against those targets:

Joseph M. Tucci and Zane C. Rowe				David I. Goulden, Jeremy Burton and Howard D. Elias
EMC Consolidated				EMC Information Infrastructure
Revenue (billions)		Non-GAAP EPS*		Revenue (billions)		Operating Income** (billions)
Target ($)	Actual ($)	Target ($)	Actual ($)	Target ($)	Actual ($)	Target ($)	Actual ($)
11.972	11.610	0.73	0.74	8.763	8.470	1.299	1.268

*
For purposes of calculating achievement of the EPS target, amounts relating to stock-based compensation expense, intangible asset amortization, restructuring charges, acquisition and other related charges, the R&D tax credit for 2015, a fair value adjustment on assets held for sale, a VMware GSA settlement charge and VMware litigation and other contingencies were excluded. A reconciliation of our GAAP to non-GAAP results can be found in Exhibit A to this Item 11.

**
For purposes of calculating achievement of the EMC Information Infrastructure operating income target, amounts relating to corporate reconciling items, VMware operating income and Pivotal operating expense were excluded. A reconciliation of EMC consolidated operating income to EMC Information Infrastructure operating income can be found in Exhibit A to this Item 11.

The Named Executive Officers were not assigned second-half financial goals under the Executive MBO because the Compensation Committee determined that the Named Executive Officers were adequately incented to drive financial performance through their participation in other cash and equity incentive plans.
Individual Goals

Executive Officer	Description
Joseph M. Tucci	● Continue development of long-term strategy for federation ● Optimize alignment and cooperation among federation companies ● Drive key Pivotal business initiatives ● Focus on CEO succession planning
Zane C. Rowe
● Continue development of long-term strategy for federation
● Optimize alignment and cooperation among federation companies
● Focus on federation capital structure and allocation
● Strengthen investor relations program
● Sponsor new customer accounts

David I. Goulden
● Harmonize and coordinate strategic business initiatives
● Lead go-to-market strategy for new EMC Information Infrastructure business segments
● Execute on talent management initiatives
● Focus on customer accounts

Jeremy Burton	● Drive product launches and related initiatives ● Continue development of go-forward product strategy
Howard D. Elias	● Drive supply chain integration efforts ● Execute on talent management initiatives
Although achievement of the Executive MBO goals for each of the Named Executive Officers required significant effort, the Compensation Committee expected that the goals would be attainable by the Named Executive Officers and, historically, a significant percentage of the Executive MBO goals from year to year have been achieved.

Overall, in 2015, the Named Executive Officers’ achievement of their respective goals ranged from 71% to 86%. The annual target bonus opportunities and actual payouts to the Named Executive Officers under the 2015 Executive MBO are set forth below:

Name	Executive MBO
	Target ($)	Actual ($)
Joseph M. Tucci	360,000	255,582
Zane C. Rowe	187,500	137,803
David I. Goulden	287,500	244,577
Jeremy Burton	200,000	172,140
Howard D. Elias	200,000	172,140

Equity Incentives

EMC believes strongly that equity awards align the interests of our employees with those of our shareholders. EMC grants equity incentive awards:

•	to motivate our employees, including the Named Executive Officers, to achieve EMC’s financial and strategic goals;

•	to tie a portion of the compensation of our employees, including the Named Executive Officers, to the value of our common stock; and

•	to promote retention through the use of multi-year vesting schedules.

Under the Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”), EMC grants equity awards with performance-based and/or time-based vesting conditions to provide employees with a mixed equity portfolio and to increase employee retention. In establishing criteria for equity awards to be granted to the Named Executive Officers, the number of shares subject to those awards and the terms and conditions of those awards, the Compensation Committee takes into account the duties and responsibilities of the individual, individual performance, previous equity awards made to such individual and the value of those awards, and awards made to similarly situated executives internally and externally.

Treatment of Equity Awards upon Consummation of the Merger

With limited exceptions (discussed below), in connection with the consummation of the Merger, all outstanding EMC equity awards will become fully vested (with performance awards vesting at the target level of performance) and, where applicable, exercised, and each holder will become entitled to receive the merger consideration with respect to the shares of EMC common stock subject to each award (net of shares withheld for exercise price and tax withholding obligations) upon consummation of the Merger in the same manner as other EMC shareholders.

Pursuant to the terms of the merger agreement, individual award recipients may agree that the vesting of their outstanding equity awards may not fully accelerate in connection with the Merger, but no such agreements are in effect with any of the Named Executive Officers as of the date of this Amendment. In addition, EMC may grant equity awards prior to the consummation of the Merger, which, by their terms, may not fully accelerate in connection with the Merger, but no such awards have been made to any of the Named Executive Officers as of the date of this Amendment.

The discussion in this Compensation Discussion and Analysis with respect to the design and vesting terms of outstanding equity awards is subject to the vesting treatment described above upon consummation of the Merger.

2015 Equity Award Program

In designing the equity program for our executive leadership team each year, the Compensation Committee considers marketplace trends in incentive plan design and feedback received from our shareholder engagement. In 2014, the Compensation Committee changed the design of the equity program for our executive leadership team to:

•	establish multi-year performance goals to incent long-term performance; and

•	add a relative TSR metric to provide strong alignment with shareholder interests.

For 2015, the Compensation Committee determined it was appropriate to continue with the 2014 plan design. Accordingly, the Compensation Committee granted our Named Executive Officers a mix of performance stock unit awards and time-based stock unit awards in 2015, as described below. The number of performance-based and time-based stock unit awards granted to the Named Executive Officers is set forth below:

Name	February 2015 Performance Awards* (#)	February 2015 Time-Based Awards (#)	July 2015 Time-Based Awards (#)
Joseph M. Tucci	176,212	117,475	0
Zane C. Rowe	110,134	73,422	0
David I. Goulden	176,212	117,475	0
Jeremy Burton	110,134	73,422	74,963
Howard D. Elias	110,134	73,422	74,963

*	Reflects target number of performance awards.

2015 Performance Stock Units

The performance stock units granted to the Named Executive Officers in February 2015 are designed to vest in 2018 only if the Company achieves specific three-year cumulative non-GAAP EPS, revenue and relative TSR metrics, subject to the treatment described above in the event of the earlier consummation of the Merger. We refer to these three-year performance awards as the “2015 LTIP stock units.”

As described below, the EPS, revenue and relative TSR goal components of the 2015 LTIP stock units are weighted 45%, 30% and 25%, respectively.

Each of the EPS and revenue components of the 2015 LTIP stock units are designed to vest if EMC achieves greater than the threshold level of the cumulative goal for such component over fiscal years 2015 through 2017. The Compensation

Committee selected EPS and revenue metrics because in its judgment they represent two of the most important metrics on which the Named Executive Officers should focus to drive EMC’s strategic plan and shareholder value. EPS was given the greatest weighting to emphasize profitable growth and because the Compensation Committee believes that increases in EPS over time will lead to greater long-term shareholder value. EPS is calculated on a non-GAAP basis.

The TSR component of the 2015 LTIP stock units is designed to vest if EMC achieves at least a threshold level of TSR over fiscal years 2015 through 2017 relative to the S&P 500 Technology Index. The Compensation Committee selected a relative TSR metric in recognition of evolving marketplace trends in incentive plan design and because the Compensation Committee believes that relative TSR is an important indicator of EMC’s performance compared to the industry, provides the executives added incentive to make EMC a market leader within the industry, and provides strong alignment with shareholder interests. For purposes of these awards, TSR will be determined by dividing the 20-day average market value of our common stock at the end of the performance period by the 20-day average market value at the beginning of the performance period, and EMC’s TSR will be compared to the TSR ranking of companies included in the S&P 500 Technology Index.

Subject to the treatment described above in the event of the earlier consummation of the Merger, the vesting and payouts of the 2015 LTIP stock units depend on the percentage of achievement of the applicable targets, as follows:

Performance Goal	Threshold*		Target		Maximum
	Performance	Payout	Performance	Payout	Performance	Payout
Non-GAAP EPS	50% of target	-0-	97% to 103% of target	100% of target	120% of target	200% of target
Revenue	67% of target	-0-	97% to 103% of target		110% of target
Relative TSR	25th percentile	50% of target	50th percentile		75th percentile

*	For non-GAAP EPS and revenue performance in excess of the applicable threshold level set forth above, some portion of the stock units associated with the applicable performance metric will vest.

As set forth in the table above, the Compensation Committee selected funding slopes and a range (or “collar”) for achieving EPS and revenue performance targets in recognition of the difficulty in setting long-term goals within a rapidly transforming IT market. In connection with selecting these design features, the Compensation Committee’s compensation consultant provided the Compensation Committee assistance in reviewing peer practices and market trends for incentive plan design and the probability of achieving target performance.

Subject to the treatment described above in the event of the earlier consummation of the Merger, if actual results fail to reach or exceed the threshold levels of performance for any of the EPS, revenue and/or relative TSR performance metrics set forth above, the number of 2015 LTIP stock units associated with that metric will be forfeited; conversely, if actual results exceed the target goals for any of the performance metrics, up to 200% of the target number of 2015 LTIP stock units associated with that metric may vest.

The Compensation Committee believes that the three-year cumulative EPS and revenue goals are rigorous and that EMC must demonstrate superior EPS and revenue growth to meet these goals. The EPS and revenue goals were set, in part, in consideration of historical trends in our product growth rates and margins, industry projections for our addressable market, input from leaders of our business units across the federation on long-term expectations, and capital allocation strategies. The actual level of achievement will depend on EMC’s performance through 2017, subject to the treatment described above in the event of the earlier consummation of the Merger. If the Merger is not consummated, EMC will provide retrospective disclosure regarding the three-year cumulative EPS and revenue targets in 2018.

For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

2015 Time-Based Restricted Stock Units

Recognizing that a very large portion of our executives’ compensation is at risk, the Compensation Committee determined to grant time-based stock units to promote retention. Accordingly, in addition to the performance stock units described above, our Named Executive Officers were granted time-based stock units in February 2015. Subject to the treatment described above in the event of the earlier consummation of the Merger, the time-based stock units granted in February 2015 vest at the rate of one-third per year on each of the first three anniversaries of the grant date, subject to the executive’s continued employment with EMC.

In July 2015, the Compensation Committee granted each of Messrs. Burton and Elias 74,963 time-based stock units. Subject to the treatment described above in the event of the earlier consummation of the Merger, these stock units vest at the rate of 50% per year on each of the first two anniversaries of the grant date, subject to the executive’s continued employment with EMC. The Compensation Committee determined that these awards were appropriate in recognition of their outstanding performance and after further consideration of the equity compensation opportunities that may be afforded to similarly situated executives internally and externally.

For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

Pre-2015 Performance-Based Awards

2014 Performance Stock Units

As more fully described in the Proxy Statement for our 2015 Annual Meeting of Shareholders, in February 2014, the Compensation Committee granted three-year performance-based restricted stock units to EMC’s executive leadership team, including the Named Executive Officers (other than Mr. Rowe, whose employment with EMC commenced in October 2014). We refer to these grants as the “2014 LTIP stock units.” The 2014 LTIP stock units have a similar plan design as the 2015 LTIP stock units described above, except the 2014 LTIP stock units will vest based on performance over fiscal years 2014 through 2016, subject to the treatment described above in the event of the earlier consummation of the Merger.

The Compensation Committee believes that the three-year cumulative EPS and revenue goals are rigorous and that EMC must demonstrate superior EPS and revenue growth to meet these goals. The actual level of achievement will depend on EMC’s performance through 2016, subject to the treatment described above in the event of the earlier consummation of the Merger. If the Merger is not consummated, EMC will provide retrospective disclosure regarding the three-year cumulative EPS and revenue targets in 2017.

For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

2012 Long-Term Incentive Plan Awards

As more fully described in the Proxy Statement for our 2013 Annual Meeting of Shareholders, in August 2012, the Compensation Committee granted three-year performance-based restricted stock units to select members of EMC’s senior management team, including Mr. Burton. We refer to these grants as the “2012 LTIP stock units.”

The Compensation Committee set a three-year cumulative revenue target of $79.2 billion for fiscal years 2013 through 2015 to be eligible for 100% vesting of the 2012 LTIP stock units, with a lesser percentage of 2012 LTIP stock units becoming eligible to vest for revenue achievement below target, but at or above a threshold of $72.0 billion.

Since the 2012 LTIP stock unit awards were incremental to the participating executives’ annual compensation, the Compensation Committee set a rigorous cumulative revenue target to incent sustained growth. IT spending growth over the past three years was significantly slower than the Compensation Committee expected when the three-year cumulative revenue target was established in December 2012. However, our actual three-year cumulative revenue ($72.37 billion) was above the threshold level of achievement.

Accordingly, the Compensation Committee determined that 62.6% of the 2012 LTIP stock units for Mr. Burton will vest in two equal installments, the first of which vested in February 2016. Subject to the treatment described above in the event of the earlier consummation of the Merger, the second installment will vest in February 2017, subject to Mr. Burton’s continued employment with EMC. The remaining 37.4% of the 2012 LTIP stock units did not vest and were forfeited.

For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

Dividend Equivalents

As previously disclosed, the Company commenced payment of a quarterly cash dividend to shareholders, with the first quarterly dividend paid in July 2013. Pursuant to the existing terms of the Company’s outstanding restricted stock unit and performance stock unit awards, holders of those awards are entitled to accrue dividend equivalent payments in respect of cash dividends paid to shareholders while those awards are outstanding. These dividend equivalents will be paid to the holders of outstanding restricted stock unit and performance stock unit awards as and only to the extent such awards are earned and become vested. Pursuant to SEC rules, since restricted stock unit and performance stock unit awards granted to the Named Executive Officers prior to July 2013 were granted at a time when the Company did not regularly pay cash dividends to shareholders, the value of any dividend equivalents accrued on those awards in 2015, whether or not paid, are disclosed in the Summary Compensation Table as “All Other Compensation” on page 21 of this Amendment.

Equity Grant Guidelines

As is the case for all of our equity awards and in accordance with our equity grant guidelines, stock options are usually granted by the Compensation Committee at regularly scheduled meetings. The grant date for such awards is generally the date of the meeting (if a business day) or the next business day (if the meeting is not held on a business day), however, if the meeting is held during the “quiet period” preceding our earnings announcement, the grant date is generally the first business day that the “quiet period” ends. The exercise price for stock options is always the closing price of our common stock on the grant date.

Retirement and Deferred Compensation Benefits

EMC does not provide the Named Executive Officers with a defined benefit pension plan, any supplemental executive retirement plans, or retiree health benefits. EMC employees, including the Named Executive Officers, may participate in a 401(k) plan. The 401(k) plan is provided to U.S. employees as a standard benefit offering, designed to assist employees with retirement savings in a tax-advantaged manner. The plan provides for a matching contribution of up to 6% of the employee’s compensation, with a maximum of $6,000 per year. The Company match vests pro rata over the participant’s first three years of service. EMC makes a matching contribution to the 401(k) plan to attract and retain employees and because it provides an additional incentive for employees to save for retirement.

EMC also maintains a nonqualified deferred compensation plan pursuant to which designated managerial or highly compensated employees, including the Named Executive Officers, may elect to defer the receipt of a portion of the base salaries and/or cash bonuses they would otherwise have received when earned. EMC does not make any matching or other contributions under this plan. The nonqualified deferred compensation plan was adopted in order to give participants the ability to defer receipt of certain income to a later date, which may be an attractive tax planning feature, the availability of which assists in the attraction and retention of executive talent. Participants’ account balances reflect gains and losses in the plan’s investment funds, which are substantially similar to the investment options available under the 401(k) plan. For more information on EMC’s deferred compensation plan, please see “Compensation of Executive Officers - Nonqualified Deferred Compensation” beginning on page 28 of this Amendment.

Perquisites

The Named Executive Officers receive limited perquisites as described below. The perquisites we provide represent a small fraction of the total compensation of each Named Executive Officer. The value of the perquisites we provide are generally taxable to the Named Executive Officers and the incremental cost to EMC of providing these perquisites is reflected in the Summary Compensation Table.

Limited tax and financial planning services, executive physicals and temporary housing allowances are provided because the Compensation Committee believes they allow the Named Executive Officers to focus more of their time and attention on their employment, promote the well-being of the Named Executive Officers, and facilitate attracting top talent and geographic relocation, respectively.

Personal use of EMC-owned aircraft is limited to our Chief Executive Officer and, on rare occasions, other Named Executive Officers. Limited personal use of EMC-owned aircraft is permitted to reduce these executives’ travel time and to allow them to devote more time to work duties.

EMC does not provide tax gross-ups to our Named Executive Officers or any other executive officers for perquisites or personal expenses.

The Compensation Committee periodically reviews the perquisites that it provides, including the cost to EMC of providing such perquisites, and believes that the perquisites provided are reasonable and appropriate. For more information on perquisites provided to the Named Executive Officers, please see the “All Other Compensation Table” on page 22 of this Amendment.

Post-Termination Compensation

In addition to retirement and deferred compensation benefits described above, EMC has arrangements with the Named Executive Officers that may provide them with compensation following termination of employment for the reasons discussed below.

Change in Control

Change in Control Agreements

Change in control agreements benefit a corporation in the event of a change in control or a potential change in control by promoting stability during a potentially uncertain period and allowing executives who are parties to such agreements to focus on continuing business operations and the success of a potential business combination rather than seeking alternative employment. The Board believes that it is in EMC’s best interest to have change in control agreements with the Named Executive Officers. EMC’s change in control agreements provide the executives with cash severance payments, equity award acceleration and certain other benefits in the event that their employment is terminated in connection with a change in control (which would include the Merger) or potential change in control (known as “double trigger” benefits), which payments and benefits are described in more detail under “Compensation of Executive Officers - Potential Payments upon Termination or Change in Control” beginning on page 28 of this Amendment. The change in control agreements provide these benefits only if there is both (i) a change in control (or potential change in control) of EMC and (ii) the executive’s employment is terminated by EMC (or any successor) without cause or if the executive terminates his or her employment for good reason, in each case within 24 months following a change in control (or during a potential change in control period). We refer to such a termination of employment as a “qualifying termination.”

No excise tax gross-up is provided for any severance or other benefits paid under EMC’s change in control agreements with the Named Executive Officers.

The determination of the appropriate level of payments and benefits to provide in the event of a qualifying termination involved the consideration of a number of factors. The Board considered that a Named Executive Officer, who is more likely to lose his or her job in connection with a change in control than other employees, may require more time than other employees in order to secure an appropriate new position and, unless that executive was provided with change in control benefits, may be motivated to start a job search early in connection with a change in control to the detriment of EMC. The Compensation Committee reviewed peer practices and market trends, and determined that the level of change in control benefits provided to the Named Executive Officers is consistent with the level provided to executive officers of other public companies of similar size to EMC. Based on these considerations, we believe that the terms of the agreements are reasonable and provide an incentive for our Named Executive Officers to remain with EMC. In addition, by not providing cash severance payments, accelerated vesting of certain equity awards or other benefits unless both a change in control (or potential change in control) has occurred and an executive has a qualifying termination, we believe that an acquiror will be better able to retain EMC’s management team following a change in control.

The Compensation Committee annually reviews the reasonableness and appropriateness of the terms and conditions of EMC’s change in control agreements and the benefits payable thereunder.

Certain Equity Awards

The significant majority of the equity awards held by our executive leadership team, including the Named Executive Officers, are designed to provide for accelerated vesting on a double trigger basis in connection with a change in control and a qualifying termination, consistent with EMC’s change in control agreements described above. However, the 2014 LTIP stock units will vest in full upon consummation of a change in control, as described in more detail under “Compensation of Executive Officers - Potential Payments upon Termination or Change in Control” beginning on page 28 of this Amendment. In February

2015, the Compensation Committee changed the design of the long-term performance awards going forward to ensure that they would be treated in accordance with EMC’s change in control agreements described above. Accordingly, the 2015 LTIP stock units are designed to provide for accelerated vesting on a double trigger basis in connection with a change in control and a qualifying termination.

Notwithstanding the terms of the change in control agreements and equity awards described above to the contrary, with limited exceptions, vesting of all outstanding equity awards will accelerate in connection with the consummation of the Merger. For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

For more information on potential payments and benefits under the change in control agreements, please see “Compensation of Executive Officers - Potential Payments upon Termination or Change in Control” beginning on page 28 of this Amendment.

Other Arrangements

Except in limited circumstances, EMC typically does not enter into employment agreements.

In 2012, the Company entered into an employment arrangement with Mr. Tucci under which he was entitled to severance benefits upon termination of employment, other than in connection with a change in control. In February 2015, the arrangement expired.

The Named Executive Officers are entitled to certain benefits upon a termination due to death, disability or retirement.

For more detail regarding these arrangements, please see “Compensation of Executive Officers - Potential Payments upon Termination or Change in Control” beginning on page 28 of this Amendment.

Tax Deductibility

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to the corporation’s chief executive officer and certain other executive officers as of the end of any fiscal year. However, performance-based compensation is not subject to the $1 million deduction limit if certain requirements are met. The Compensation Committee considered the impact of Section 162(m) when designing EMC’s cash bonus and equity programs and determined that EMC’s interests were best served by not restricting the Compensation Committee’s discretion and flexibility in designing the compensation programs, even if such programs may result in certain non-deductible compensation expenses. Notwithstanding our general philosophy of maintaining flexibility in designing our programs, all of the performance equity awards granted to the Named Executive Officers in 2015 are designed with the intention to qualify as performance-based compensation that is exempt from the deductibility limits imposed by Section 162(m). However, the application of Section 162(m) is complex and may change over time (with potentially retroactive effect) and, accordingly, there can be no guarantee that all compensation intended to qualify as performance-based compensation will so qualify.

Stock Ownership Guidelines

To align the interests of our executive leadership team, including the Named Executive Officers, with those of our shareholders, we established stock ownership guidelines to ensure that they hold a significant equity interest in EMC. We have had stock ownership guidelines in place for many years.

In July 2015, the Compensation Committee revised the executive stock ownership guidelines to align more closely with prevailing market practice. The new stock ownership guidelines require each member of the executive leadership team to own a fixed number of shares, which is calculated based on a multiple of each executive’s annual base salary. While executives are accumulating shares to reach the applicable ownership guideline, they are required to hold at least 40% of the net shares they receive from stock option exercises or the vesting of restricted stock awards until the ownership guideline is met. The stock ownership guidelines for the Named Executive Officers currently in office are set forth below:

Name	Multiple of Base Salary	Stock Ownership Guideline
Joseph M. Tucci	10x	374,532
David I. Goulden	6x	191,011
Jeremy Burton	3x	89,888
Howard D. Elias	3x	89,888
New executive leadership team members have five years to reach compliance with the guidelines. Unexercised stock options, unvested shares of restricted stock and unvested restricted stock units are not counted for purposes of determining whether these guidelines are met. The Compensation Committee periodically reviews the executives’ holdings for compliance with these guidelines. As of March 1, 2016, all of the Named Executive Officers currently in office are in compliance with these guidelines.

Internal Pay Equity

Messrs. Tucci and Goulden are provided with a greater compensation opportunity than our other Named Executive Officers. As Chairman and Chief Executive Officer, Mr. Tucci has primary oversight for the overall corporate performance of the federation, including the continued evolution and development of our vision and strategic direction. As Chief Executive Officer, EMC Information Infrastructure, Mr. Goulden has primary oversight for the performance of the EMC Information Infrastructure business. In addition, Messrs. Tucci and Goulden are responsible for establishing EMC as a market leader with innovative products, services and solutions, expanding EMC’s position in the market, and maintaining and building relationships with customers, partners, suppliers, employees, shareholders and other stakeholders. In setting Messrs. Tucci’s and Goulden’s compensation levels, the Compensation Committee also considered their respective experience as proven leaders and the competitive market conditions for chief executive officers.

Hedging and Pledging Policies

EMC policies do not permit any employees, including the Named Executive Officers, to “hedge” ownership of EMC securities. In addition, no director, executive officer, or any related person, including any Named Executive Officer, may pledge EMC securities.

Compensation Recovery Policies

We have an incentive compensation clawback policy under which EMC will require reimbursement of any cash or equity incentive compensation paid where payment was predicated on financial results that were subject to a significant restatement and the individual engaged in fraud or willful misconduct that caused or partially caused the restatement. The policy applies to all EMC employees, including the Named Executive Officers. In addition, EMC’s equity plans contain provisions that allow EMC to cancel outstanding equity awards or “clawback” the value of awards recently realized if a Named Executive Officer or other senior employee engages in activity detrimental to EMC, such as failing to comply with EMC’s Key Employee Agreement, including the non‑competition and non-solicitation provisions, engaging in any activity that results in the employee’s termination for cause, or being convicted of a crime.

Role of Compensation Consultant

Retention. The Compensation Committee is directly responsible for the appointment, compensation and oversight of its compensation consultant. In 2015, the Compensation Committee engaged Towers Watson to serve as its compensation consultant. Towers Watson works at the direction of the Compensation Committee and reports directly to the Compensation Committee.

Independence. The Compensation Committee has assessed the independence of Towers Watson by reviewing several factors, including (i) other services, if any, that Towers Watson provides to EMC, (ii) the significance of the fees paid to Towers Watson by the Compensation Committee as a percentage of the total revenues of Towers Watson, (iii) the policies and procedures of Towers Watson that are designed to prevent conflicts, (iv) any business or personal relationships between the Towers Watson professionals engaged to advise the Compensation Committee and the members of the Compensation Committee and/or EMC’s executive officers, and (v) ownership of our common stock by any of the Towers Watson professionals engaged to advise the Compensation Committee. After careful consideration, the Compensation Committee determined that Towers Watson’s service to the Compensation Committee does not raise any conflicts of interest.

Services. During 2015, Towers Watson assisted the Compensation Committee with several matters, including, among other things, performing pay-for-performance analyses, and reviewing executive compensation practices, trends and competitive practices, and change in control and other termination scenarios.

Pre-Approval Policy. The Compensation Committee has a policy that provides that its compensation consultant will only provide services to the Compensation Committee and will not provide any other services to EMC, unless such services are pre-approved by the Compensation Committee. For 2015, the Compensation Committee pre-approved all fees paid to Towers Watson. The following table summarizes the fees paid for services that Towers Watson provided to the Compensation Committee and the fees paid for services provided to EMC that were pre-approved by the Compensation Committee for each of the last two fiscal years.

	Fees for services to Compensation Committee ($)	Fees for services to EMC ($)	Fees for other services* ($)
2015	155,157	0	40,752
2014	210,915	0	47,616

*	The amounts reflect the fees associated with EMC’s purchase from Towers Watson of global broad-based surveys.

Willis Towers Watson. Effective January 4, 2016, Towers Watson merged with Willis Group Holdings plc (“Willis”) to form Willis Towers Watson plc. EMC management has historically engaged Willis to perform a variety of benefits consulting and brokerage services, and continues to engage Willis Towers Watson to perform these services. Following the merger of Towers Watson and Willis, the Compensation Committee again assessed the independence of the combined companies based on the factors described above and determined that Willis Towers Watson’s continued service to the Compensation Committee would not raise any conflicts of interest.

Compensation Peer Group

The Compensation Committee, with the assistance of its compensation consultant, reviews compensation from published technology industry surveys and from EMC’s compensation peer group companies for purposes of comparing EMC’s executive compensation program with market practices and in order to inform the Compensation Committee’s decisions regarding EMC’s executive compensation program. The Compensation Committee does not target or benchmark compensation to any particular percentile of compensation paid by other companies, but rather considers comparator compensation as one factor in making its compensation decisions. Other factors include EMC’s performance and an individual’s contribution, experience and potential. After taking these factors into account, the Compensation Committee exercises its judgment in making compensation decisions. We believe that this approach gives EMC the flexibility to make compensation decisions based upon all of the facts and circumstances.

EMC’s 2015 compensation peer group consisted of the following 15 companies:

• Accenture plc	• eBay Inc.	• NetApp, Inc.
• Adobe Systems Incorporated	• Hewlett-Packard Company	• Oracle Corporation
• CA, Inc.	• Intel Corporation	• Seagate Technology
• Cisco Systems, Inc.	• International Business Machines Corporation	• Symantec Corporation
• Computer Sciences Corporation	• Microsoft Corporation	• Xerox Corporation
To select the compensation peer group companies, we used the three-step process described below.

Step	Screen	Rationale
1
U.S.-based publicly traded and industry-related companies, including companies in the following industries:
●  Computer Hardware, Services, Software & Storage
●  Office Supplies & Equipment
●  Computer Communications
●  Semiconductors

● Privately-held or recently acquired companies are eliminated
● Only publicly-traded U.S. companies are required to disclose information on executive compensation pay levels and practices
● Companies headquartered outside the U.S. are eliminated due to potential differences in executive pay structure and levels

2	Revenue and market capitalization ● .25X to 4X that of EMC’s revenue ● .25X to 4X that of EMC’s market capitalization	● Companies not comparable in size to EMC are eliminated due to differences in pay levels
3	Business and talent overlap ● Companies to which EMC business segments are aligned ● Companies from which EMC recruits and to which it loses talent	● Companies with a low degree of business overlap are eliminated

Consideration of 2015 Advisory Vote on Executive Compensation

At our 2015 Annual Meeting of Shareholders, our shareholders expressed strong support for our executive compensation program, with over 92% of votes cast voting in favor of the proposal.

When designing our 2016 executive compensation program, the Compensation Committee considered, among other things:  the 2015 “say-on-pay” voting results; evolving compensation practices; our financial and operational performance; and the pending Merger.  After careful consideration, the 2015 “say on pay” voting results did not prompt the Compensation Committee to make changes to the design of our executive compensation program.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The table below summarizes the compensation information for the Named Executive Officers for the fiscal years ended December 31, 2013, 2014 and 2015.

The amounts shown in the Stock Awards and Option Awards columns reflect the grant date fair value of equity awards for 2015 and prior years, not the actual amounts paid to or that may be realized by the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation[2] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation[3] ($)	Total ($)
Joseph M. Tucci Chairman and Chief Executive Officer	2015	1,000,000	0	7,942,324[4]	0	1,144,422[5]	0	320,964	10,407,710
	2014	1,000,000	0	8,415,112	0	1,307,021	0	481,186	11,203,318
	2013	1,000,000	0	9,426,404	650,417	1,260,058	0	309,079	12,645,957
Zane C. Rowe Former Executive Vice President and Chief Financial Officer	2015	750,000	0	4,963,999[4]	0	600,741[6]	0	195,373	6,510,113
	2014	167,308	300,000	6,000,019	0	174,686	0	54,350	6,696,362
David I. Goulden Chief Executive Officer, EMC Information Infrastructure	2015	850,000	0	7,942,324[4]	0	954,4157	0	103,051	9,849,790
	2014	850,000	0	8,415,112	0	1,075,513	0	190,632	10,531,257
	2013	850,000	0	6,122,900	330,759	1,006,296	0	122,621	8,432,576
Jeremy Burton President, Products and Marketing	2015	800,000	0	6,964,012[8]	0	665,940[9]	0	86,626	8,516,578
	2014	768,750	0	5,259,464	0	717,035	0	158,236	6,903,485
	2013	675,000	0	3,926,573	191,107	590,652	0	92,886	5,476,218
Howard D. Elias President and Chief Operating Officer, Global Enterprise Services	2015	781,923	0	6,964,012[8]	0	665,940[9]	0	84,644	8,496,519
	2014	750,000	0	5,259,464	0	746,183	0	178,839	6,934,486
	2013	750,000	0	4,209,625	235,209	700,032	0	136,194	6,031,061

[1]
Amounts represent the aggregate grant date fair value for equity awards granted in 2015, 2014 and 2013 in accordance with FASB ASC Topic 718. Performance-based equity awards granted to the Named Executive Officers assume target shares issued. The assumptions used to estimate the fair value of stock option awards in 2013 were as follows:  (a) stock price volatility of 32.76%; (b) risk-free interest rate of 1.01%; (c) no dividend yield; and (d) expected term of 5.5 years. Consistent with FASB ASC Topic 718, EMC uses a Monte Carlo simulation model to value market-based stock awards, i.e., for performance-based equity awards tied to EMC’s relative total shareholder return. This model estimates the fair value of the award for financial reporting purposes. The assumptions used in this model for the 2015 awards were as follows: (a) stock price volatility of 22.73% for EMC and a median stock price volatility of 24.94% for the components of the S&P 500 Technology Index; (b) risk-free interest rate of 1.01%; (c) correlation coefficients based upon the price data used to calculate the historical volatilities; and (d) no dividend yield assumption given that total shareholder return is calculated assuming reinvestment of dividends. Based on the performance goals and these assumptions, the market-based performance equity awards issued in 2015 were valued using the Monte Carlo model at $30.22 per share. The assumptions used in this model for the 2014 awards were as follows: (a) stock price volatility of 26.82% for EMC and a median stock price volatility of 29.17% for the components of the S&P 500 Technology Index; (b) risk-free interest rate of 0.63%; (c) correlation coefficients based upon the price data used to calculate the historical volatilities; and (d) no dividend yield assumption given that total shareholder return is calculated assuming reinvestment of dividends. Based on the performance goals and these assumptions, the market-based performance equity awards issued in 2014 were valued using the Monte Carlo model at $32.14 per share. Prior to 2014, we historically granted performance-based equity awards in the year prior to the applicable performance year, and approved the specific performance goals for such awards at a later date, at which time the awards were given a grant date fair value for accounting purposes. Because we are required to disclose compensation in the table in accordance with applicable accounting rules, the value of the performance-based equity awards granted to our Named Executive Officers is reflected in the table as compensation in the year the specific performance goals are approved, which may or may not be the same year the awards were granted. In 2014, the performance-based equity awards made to the Named Executive Officers were granted and valued on the same date. In 2015, we granted performance-based equity awards to the Named Executive Officers in February 2015, and approved the specific performance goals for such awards in March 2015, at which time the awards were given a grant date fair value for accounting purposes.

[2]
Amounts include incentive compensation earned under EMC’s cash bonus plans, which are described on pages 8 to 11 of this Amendment. Also includes amounts earned by Mr. Goulden but deferred under EMC’s Deferred Compensation Retirement Plan.

[3]	Please see the “All Other Compensation Table” below.

[4]
Amounts represent the aggregate grant date fair values of the performance-based equity awards granted in February 2015, for which specific performance goals were approved in March 2015, and the time-based equity awards granted in February 2015. Please see the “Grant Date Fair Value of Stock Awards” column of the Grants of Plan-Based Awards table on page 23 of this Amendment for the grant date fair values of the performance-based equity awards granted to each of Messrs. Tucci, Rowe and Goulden in 2015, assuming target performance. The grant date values of the performance-based equity awards granted to each of Messrs. Tucci, Rowe and Goulden in 2015, assuming the highest level of performance, are as follows: Mr. Tucci, $8,153,329; Mr. Rowe, $5,095,889; and Mr. Goulden, $8,153,329.

[5]	Amount represents payments of $888,840 pursuant to the 2015 Corporate Incentive Plan and $255,582 pursuant to the 2015 Executive MBO.

[6]	Amount represents payments of $462,938 pursuant to the 2015 Corporate Incentive Plan and $137,803 pursuant to the 2015 Executive MBO.

[7]	Amount represents payments of $709,838 pursuant to the 2015 Corporate Incentive Plan and $244,577 pursuant to the 2015 Executive MBO.

[8]
Amounts represent the aggregate grant date fair values of the performance-based equity awards granted in February 2015, for which specific performance goals were approved in March 2015, and the time-based equity awards granted in February 2015 and July 2015. Please see the “Grant Date Fair Value of Stock Awards” column of the Grants of Plan-Based Awards table on page 23 of this Amendment for the grant date fair values of the performance-based equity awards granted to each of Messrs. Burton and Elias in 2015, assuming target performance. The grant date value of the performance-based equity awards granted to Messrs. Burton and Elias in 2015, assuming the highest level of performance, is $5,095,889 for each of Messrs. Burton and Elias.

[9]	Amount represents payments of $493,800 pursuant to the 2015 Corporate Incentive Plan and $172,140 pursuant to the 2015 Executive MBO.

All Other Compensation Table
The following table summarizes the information included in the All Other Compensation column in the Summary Compensation Table for the fiscal year ended December 31, 2015.

Name	Air Travel[1] ($)	Tax and Financial Planning ($)	Housing Allowance ($)	Matching 401(k) Plan Contributions[2] ($)	Dividend Equivalents[3] ($)	Other ($)	Total ($)
Joseph M. Tucci	218,274	15,000	0	6,000	81,690	0	320,964
Zane C. Rowe	0	8,923	180,450[4]	6,000	0	0	195,373
David I. Goulden	9,004	12,000	0	6,000	66,107	9,940[5]	103,051
Jeremy Burton	0	0	0	6,000	76,738	3,888[6]	86,626
Howard D. Elias	0	12,000	0	6,000	58,624	8,020[7]	84,644

[1]
All aircraft use by Named Executive Officers is documented and categorized as business, personal or mixed use depending on the purpose of a flight. The purpose of a flight is determined based upon a review and analysis of flight data, the Named Executive Officer’s itinerary and other relevant information. A flight is categorized as mixed use if it includes both personal and business aspects. Personal use of EMC-owned aircraft is valued based on the aggregate incremental cost to EMC determined on a per flight basis and includes the cost of fuel used, the hourly cost of aircraft maintenance, landing fees, trip-related hangar and parking costs, and crew-related costs. The incremental cost does not include “deadhead” flights (e.g., a return flight on which no passenger was on board); if included, the incremental cost would increase by $18,987 for Mr. Tucci and $1,639 for Mr. Goulden. (Deadhead flights are categorized as business or personal based on the purpose of the immediately preceding or following flight leg, as appropriate).

[2]	Amounts represent a matching contribution on up to 6% of eligible compensation, up to a maximum of $6,000 per year, made under the EMC Corporation 401(k) Savings Plan for 2015.

[3]
Amounts represent the value of dividend equivalents accrued in 2015, whether or not paid, on outstanding equity awards granted to the Named Executive Officer prior to July 2013 because such amounts were not factored into the grant date fair values of such awards.

[4]	Amount represents a housing allowance and related fees paid as part of Mr. Rowe’s new hire package from 2014.

[5]	Amount represents the cost of an annual executive physical of $3,642, the cost of spousal attendance at EMC events of $3,598 and a reimbursement under an EMC travel rebate program of $2,700.

[6]	Amount represents the cost of an annual executive physical.

[7]	Amount represents the cost of an annual executive physical of $4,314, the cost of spousal attendance at EMC events of $3,196 and sporting events of $510.

Grants of Plan-Based Awards

The following table sets forth information concerning non-equity incentive plan grants, equity incentive plan grants and all other stock awards granted to the Named Executive Officers in the fiscal year ended December 31, 2015. Our non-equity incentive plans consist of the cash bonus plans that are described on pages 8 to 11 of this Amendment, our equity incentive plans consist of the performance stock unit awards that are described on pages 12 to 13 of this Amendment and our other stock awards consist of the time-based stock unit awards that are described on pages 13 to 14 of this Amendment. There can be no assurance that the grant date fair value of stock awards will ever be realized.

Notwithstanding the vesting terms described in the footnotes below to the contrary, with limited exceptions, the vesting of all outstanding equity awards will accelerate in connection with the Merger.  For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

Name	Type of Award[1]	Grant Date	Award Date[2]	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards[5] ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph M. Tucci	CIP	N/A	N/A	540,000	1,080,000	2,160,000[3]	0	0	0	0	0
	MBO	N/A	N/A	0	360,000	360,000[4]	0	0	0	0	0
	LTIP	3/26/2015	2/10/2015	0	0	0	22,027	176,212	352,424[6]	0	4,742,305
	RSU	2/10/2015	N/A	0	0	0	0	0	0	117,475[7]	3,200,019
Zane C. Rowe	CIP	N/A	N/A	281,250	562,500	1,125,000[3]	0	0	0	0	0
	MBO	N/A	N/A	0	187,500	187,500[4]	0	0	0	0	0
	LTIP	3/26/2015	2/10/2015	0	0	0	13,767	110,134	220,268[6]	0	2,963,983
	RSU	2/10/2015	N/A	0	0	0	0	0	0	73,422[7]	2,000,015
David I. Goulden	CIP	N/A	N/A	431,250	862,500	1,725,000[3]	0	0	0	0	0
	MBO	N/A	N/A	0	287,500	287,500[4]	0	0	0	0	0
	LTIP	3/26/2015	2/10/2015	0	0	0	22,027	176,212	352,424[6]	0	4,742,305
	RSU	2/10/2015	N/A	0	0	0	0	0	0	117,475[7]	3,200,019
Jeremy Burton	CIP	N/A	N/A	300,000	600,000	1,200,000[3]	0	0	0	0	0
	MBO	N/A	N/A	0	200,000	200,000[4]	0	0	0	0	0
	LTIP	3/26/2015	2/10/2015	0	0	0	13,767	110,134	220,268[6]	0	2,963,983
	RSU	2/10/2015	N/A	0	0	0	0	0	0	73,422[7]	2,000,015
	RSU	7/29/2015	N/A	0	0	0	0	0	0	74,963[8]	2,000,013
Howard D. Elias	CIP	N/A	N/A	300,000	600,000	1,200,000[3]	0	0	0	0	0
	MBO	N/A	N/A	0	200,000	200,000[4]	0	0	0	0	0
	LTIP	3/26/2015	2/10/2015	0	0	0	13,767	110,134	220,268[6]	0	2,963,983
	RSU	2/10/2015	N/A	0	0	0	0	0	0	73,422[7]	2,000,015
	RSU	7/29/2015	N/A	0	0	0	0	0	0	74,963[8]	2,000,013

[1]	Type of Award:
CIP = 2015 Corporate Incentive Plan
MBO = 2015 Executive Management by Objectives Plan
LTIP = 2015 LTIP stock units
RSU = Time-based stock units
For more information on all of these awards, please see pages 8 to 14 of this Amendment.

[2]
This column has been added to reflect the date that the Compensation Committee approved all the material terms of the 2015 LTIP Stock Units, other than the specific performance targets, which were approved at the later date reflected in the “Grant Date” column. From an accounting perspective, the grant date for these awards is the date contained in the “Grant Date” column, which is the date on which the performance targets were approved.

[3]
The amounts shown in the threshold, target and maximum columns reflect the minimum, target and maximum amounts, respectively, payable under the 2015 Corporate Incentive Plan. The threshold payment is 50% of the target payment and the maximum payment is 200% of the target payment.

[4]	The amounts shown in the target and maximum columns reflect the amounts that will be paid if all the performance goals under the MBO for the year are achieved.

[5]
Represents the grant date fair value of each of these awards calculated in accordance with FASB ASC Topic 718. For the 2015 LTIP stock unit awards, amount assumes the target number of shares is issued.

[6]
The amounts shown in the threshold, target and maximum columns reflect the minimum, target and maximum number, respectively, of 2015 LTIP stock units that are eligible to vest in 2018 subject to the achievement of 2015-2017 performance goals. The threshold number of shares is 12.5% of the target number of shares and the maximum number of shares is 200% of the target number of shares. If any of these units become eligible to vest, they will vest in 2018. For more information on the 2015 LTIP stock units, please see pages 12 to 13 of this Amendment.

[7]	One-third of these units vested on February 10, 2016; and one-half of the remaining units will vest on each of February 10, 2017 and 2018.

[8]	One-half of these units will vest on each of July 29, 2016 and 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of December 31, 2015. The market and payout values for unvested stock awards are calculated based on a market value of $25.68 per share (the closing market price of EMC’s common stock on December 31, 2015) multiplied by the number of shares subject to the award.

Notwithstanding the vesting terms described in the footnotes below to the contrary, with limited exceptions, the vesting of all outstanding equity awards will accelerate in connection with the Merger.  For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

Name	Option Awards[1]					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date[2]	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph M. Tucci	39,542	39,540[3]	0	26.80	8/8/2022	331,972[4]	8,525,041	377,218[5]	9,686,958
	36,020	24,014[6]	0	26.80	8/8/2022
	66,433	22,144[7]	0	25.04	8/3/2021
	49,292	12,324[8]	0	25.04	8/3/2021
	105,000	0	0	20.47	8/3/2020
	70,000	0	0	20.47	8/3/2020
	150,000	0	0	15.31	8/4/2019
	100,000	0	0	15.31	8/4/2019
	159,786	0	0	15.18	8/20/2018
	120,000	0	0	15.18	8/20/2018
Zane C. Rowe	0	0	0	N/A	N/A	211,021[9]	5,419,019	110,134[10]	2,828,241
David I. Goulden	20,108	20,108[3]	0	26.80	8/8/2022	357,045[11]	9,168,916	377,218[5]	9,686,958
	18,318	12,212[6]	0	26.80	8/8/2022
	22,144	7,381[7]	0	25.04	8/3/2021
	16,431	4,108[8]	0	25.04	8/3/2021
	36,000	0	0	20.47	8/3/2020
	24,000	0	0	20.47	8/3/2020
	42,000	0	0	15.31	8/4/2019
	28,000	0	0	15.31	8/4/2019
	42,609	0	0	15.18	8/20/2018
	32,000	0	0	15.18	8/20/2018
	46,977	0	0	19.11	11/28/2017
	32,000	0	0	19.11	11/28/2017
Jeremy Burton	11,618	11,618[3]	0	26.80	8/8/2022	375,931[12]	9,653,908	235,763[13]	6,054,394
	10,584	7,056[6]	0	26.80	8/8/2022
	5,742	5,741[7]	0	25.04	8/3/2021
	12,781	3,196[8]	0	25.04	8/3/2021
	4,500	0	0	20.47	8/3/2020
	2,400	0	0	20.47	8/3/2020
	20,000	0	0	19.55	4/28/2020

Name	Option Awards[1]					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date[2]	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard D. Elias	14,300	14,298[3]	0	26.80	8/8/2022	326,518[14]	8,384,982	235,763[13]	6,054,394
	13,026	8,684[6]	0	26.80	8/8/2022
	22,144	7,381[7]	0	25.04	8/3/2021
	16,431	4,108[8]	0	25.04	8/3/2021
	36,000	0	0	20.47	8/3/2020
	24,000	0	0	20.47	8/3/2020
	42,000	0	0	15.31	8/4/2019
	28,000	0	0	15.31	8/4/2019
	42,609	0	0	15.18	8/20/2018
	32,000	0	0	15.18	8/20/2018
	46,977	0	0	19.11	11/28/2017
	32,000	0	0	19.11	11/28/2017

[1]	Each stock option vests at the rate of 20% per year over five years from the date of grant, unless otherwise indicated.

[2]	The date the Compensation Committee awarded each stock option is ten years prior to its expiration date.

[3]
Represents the number of performance stock options granted in August 2012 that became eligible to vest based on the achievement of the 2013 performance goals. 87.8% of these options became eligible to vest in February 2014; 25% of these options vested on each of February 5, 2014 and February 1, 2015 and 2016; and the remaining options will vest on February 1, 2017. The remaining 12.2% of these options were forfeited since the 2013 performance goals were not fully achieved.

[4]
Mr. Tucci was granted 168,395 performance stock units on August 8, 2012; 87.8% of these units became eligible to vest in February 2014; one-third of these units vested on each of February 5, 2014 and February 1, 2015 and 2016. The remaining 12.2% of these units were forfeited since the 2013 performance goals were not fully achieved. Mr. Tucci was also granted 112,264 time-based stock units on August 8, 2012; 25% of these units vested on each of August 8, 2013, 2014 and 2015; and the remaining units will vest on August 8, 2016. In addition, Mr. Tucci was granted 143,404 time-based stock units on July 31, 2013; one-third of these units vested on each of July 31, 2014 and 2015; and the remaining units will vest on July 31, 2016. Mr. Tucci was also granted 134,004 time-based stock units on February 5, 2014; one-third of these units vested on each of February 5, 2015 and 2016; and the remaining units will vest on February 5, 2017. In addition, Mr. Tucci was granted 117,475 time-based stock units on February 10, 2015; one-third of these units vested on February 10, 2016; and one-half of the remaining units will vest on each of February 10, 2017 and 2018.

[5]
These units are distinguished from the other stock awards in this table because they will vest only if performance goals are achieved and all or a portion of them will be forfeited if certain performance goals are not achieved. Messrs. Tucci and Goulden were each granted 201,006 long-term performance stock units on February 5, 2014 (the “2014 LTIP stock units”). If any of the 2014 LTIP stock units become eligible to vest, such units will vest on or about February 1, 2017; provided, however, that this vesting date may be delayed until such time as the Compensation Committee determines that the applicable performance goals have been achieved. The number of units shown is the target number of units, but for performance above target, up to 200% of target shares may be issued. For more information on the 2014 LTIP stock units, please see page 14 of this Amendment. In addition, Messrs. Tucci and Goulden were each granted 176,212 long-term performance stock units on February 10, 2015 (the “2015 LTIP stock units”). If any of the 2015 LTIP stock units become eligible to vest, such units will vest on or about February 1, 2018; provided, however, that this vesting date may be delayed until such time as the Compensation Committee determines that the applicable performance goals have been achieved. The number of units shown is the target number of units, but for performance above target, up to 200% of target shares may be issued. For more information on the 2015 LTIP stock units, please see pages 12 to 13 of this Amendment.

[6]	One-half of these options will vest on each of August 8, 2016 and 2017.

[7]
Represents the number of performance stock options granted in August 2011 that became eligible to vest based on the achievement of the 2012 performance goals. 95.8% of these options became eligible to vest in February 2013; 25% of these options vested on each of February 6, 2013 and February 1, 2014, 2015 and 2016. The remaining 4.2% of these options were forfeited since the 2012 performance goals were not fully achieved.

[8]	These options will vest on August 3, 2016.

[9]
Mr. Rowe was granted 206,399 time-based stock units on November 3, 2014; one-third of these units vested on November 3, 2015; and one-half of the remaining units will vest on each of November 3, 2016 and 2017. Mr. Rowe was also granted 73,422 time-based stock units on February 10, 2015; one-third of these units vested on February 10, 2016; and one-half of the remaining units will vest on each of February 10, 2017 and 2018.

[10]
These units are distinguished from the other stock awards in this table because they will vest only if performance goals are achieved and all or a portion of them will be forfeited if certain performance goals are not achieved. Mr. Rowe was granted 110,134 2015 LTIP stock units on February 10, 2015. If any of the 2015 LTIP stock units become eligible to vest, such units will vest on or about February 1, 2018; provided, however, that this vesting date may be delayed until such time as the Compensation Committee determines that the applicable performance goals have been achieved. The number of units shown is the target number of units, but for performance above target, up to 200% of target shares may be issued. For more information on the 2015 LTIP stock units, please see pages 12 to 13 of this Amendment.

[11]
Mr. Goulden was granted 239,617 long-term performance stock units on August 3, 2011 (the “2011 LTIP stock units”); 50% of these units became eligible to vest in February 2015; one-half of these units vested on each of February 10, 2015 and February 1, 2016. The remaining 50% of these units were forfeited since the 2012-2014 performance goals were not fully achieved. Mr. Goulden was also granted 85,635 performance stock units on August 8, 2012; 87.8% of these units became eligible to vest in February 2014; one-third of these units vested on each of February 5, 2014 and

February 1, 2015 and 2016. The remaining 12.2% of these units were forfeited since the 2013 performance goals were not fully achieved. In addition, Mr. Goulden was granted 57,090 time-based stock units on August 8, 2012; 25% of these units vested on each of August 8, 2013, 2014 and 2015; and the remaining units will vest on August 8, 2016. Mr. Goulden was also granted 152,964 time-based stock units on July 31, 2013; one-third of these units vested on each of July 31, 2014 and 2015; and the remaining units will vest on July 31, 2016. In addition, Mr. Goulden was granted 134,004 time-based stock units on February 5, 2014; one-third of these units vested on each of February 5, 2015 and 2016; and the remaining units will vest on February 5, 2017. Mr. Goulden was also granted 117,475 time-based stock units on February 10, 2015; one-third of these units vested on February 10, 2016; and one-half of the remaining units will vest on each of February 10, 2017 and 2018.

[12]
Mr. Burton was granted 159,745 2011 LTIP stock units on August 3, 2011; 50% of these units became eligible to vest in February 2015; one-half of these units vested on each of February 10, 2015 and February 1, 2016. The remaining 50% of these units were forfeited since the 2012-2014 performance goals were not fully achieved. Mr. Burton was also granted 49,478 performance stock units on August 8, 2012; 87.8% of these units became eligible to vest in February 2014; one-third of these units vested on each of February 5, 2014 and February 1, 2015 and 2016. The remaining 12.2% of these units were forfeited since the 2013 performance goals were not fully achieved. In addition, Mr. Burton was granted 32,986 time-based stock units on August 8, 2012; 25% of these units vested on each of August 8, 2013, 2014 and 2015; and the remaining units will vest on August 8, 2016. Mr. Burton was also granted 74,627 long-term performance stock units on August 8, 2012 (the “2012 LTIP stock units”); 62.6% of these units became eligible to vest in February 2016; one-half of these units vested on February 10, 2016 and the remaining units will vest on February 1, 2017. The remaining 37.4% of these units were forfeited since the 2013-2015 performance goals were not fully achieved. For more information on the 2012 LTIP stock units, please see page 14 of this Amendment. In addition, Mr. Burton was granted 103,251 time-based stock units on July 31, 2013; one-third of these units vested on each of July 31, 2014 and 2015; and the remaining units will vest on July 31, 2016. Mr. Burton was also granted 83,753 time-based stock units on February 5, 2014; one-third of these units vested on each of February 5, 2015 and 2016; and the remaining units will vest on February 5, 2017. In addition, Mr. Burton was granted 73,422 time-based stock units on February 10, 2015; one-third of these units vested on February 10, 2016; and one-half of the remaining units will vest on each of February 10, 2017 and 2018. Mr. Burton was also granted 74,963 time-based stock units on July 29, 2015; one-half of these units will vest on each of July 29, 2016 and 2017.

[13]
These units are distinguished from the other stock awards in this table because they will vest only if performance goals are achieved and all or a portion of them will be forfeited if certain performance goals are not achieved. Messrs. Burton and Elias were each granted 125,629 2014 LTIP stock units on February 5, 2014. If any of the 2014 LTIP stock units become eligible to vest, such units will vest on or about February 1, 2017; provided, however, that this vesting date may be delayed until such time as the Compensation Committee determines that the applicable performance goals have been achieved. The number of units shown is the target number of units, but for performance above target, up to 200% of target shares may be issued. For more information on the 2014 LTIP stock units, please see page 14 of this Amendment. In addition, Messrs. Burton and Elias were each granted 110,134 2015 LTIP stock units on February 10, 2015. If any of the 2015 LTIP stock units become eligible to vest, such units will vest on or about February 1, 2018; provided, however, that this vesting date may be delayed until such time as the Compensation Committee determines that the applicable performance goals have been achieved. The number of units shown is the target number of units, but for performance above target, up to 200% of target shares may be issued. For more information on the 2015 LTIP stock units, please see pages 12 to 13 of this Amendment.

[14]
Mr. Elias was granted 239,617 2011 LTIP stock units on August 3, 2011; 50% of these units became eligible to vest in February 2015; one-half of these units vested on each of February 10, 2015 and February 1, 2016. The remaining 50% of these units were forfeited since the 2012-2014 performance goals were not fully achieved. Mr. Elias was also granted 60,896 performance stock units on August 8, 2012; 87.8% of these units became eligible to vest in February 2014; one-third of these units vested on each of February 5, 2014 and February 1, 2015 and 2016. The remaining 12.2% of these units were forfeited since the 2013 performance goals were not fully achieved. In addition, Mr. Elias was granted 40,598 time-based stock units on August 8, 2012; 25% of these units vested on each of August 8, 2013, 2014 and 2015; and the remaining units will vest on August 8, 2016. Mr. Elias was also granted 103,251 time-based stock units on July 31, 2013; one-third of these units vested on each of July 31, 2014 and 2015; and the remaining units will vest on July 31, 2016. In addition, Mr. Elias was granted 83,753 time-based stock units on February 5, 2014; one-third of these units vested on each of February 5, 2015 and 2016; and the remaining units will vest on February 5, 2017. Mr. Elias was also granted 73,422 time-based stock units on February 10, 2015; one-third of these units vested on February 10, 2016; and one-half of the remaining units will vest on each of February 10, 2017 and 2018. In addition, Mr. Elias was granted 74,963 time-based stock units on July 29, 2015; one-half of these units will vest on each of July 29, 2016 and 2017.

Option Exercises and Stock Vested

The following table provides information regarding options exercised, and stock awards vested, for the Named Executive Officers during the fiscal year ended December 31, 2015.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise[1] ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting[2] ($)
Joseph M. Tucci	700,000	8,792,000	376,140	10,109,563
Zane C. Rowe	0	0	68,800	1,806,000
David I. Goulden	77,000	912,450	224,604	6,049,080
Jeremy Burton	0	0	148,107	3,987,421
Howard D. Elias	0	0	179,918	4,845,850

[1]	Represents the difference between the exercise price and the fair market value of EMC common stock on the date of exercise for each option.

[2]	Represents the fair market value of EMC common stock on the applicable vesting date, multiplied by the number of shares of stock that vested on that date.

Pension Benefits
EMC does not provide pension benefits to the Named Executive Officers.

Nonqualified Deferred Compensation

Under EMC’s Deferred Compensation Retirement Plan (the “Deferred Compensation Plan”), designated managerial or highly compensated employees, including the Named Executive Officers, may defer up to 25% of their base salary earned from EMC and from 10% to 85% of the compensation they receive under any of EMC’s cash bonus and commission plans. EMC does not make any company contributions to the accounts of participants under the Deferred Compensation Plan. Amounts deferred under the Deferred Compensation Plan are generally paid in a lump sum upon a participant’s death, disability, retirement or termination of employment, provided that, in the event of retirement, participants can elect to receive distributions in 5-, 10- or 15-year installments. Distributions can occur earlier in the case of severe financial hardship or if the participant elected to receive his or her deferral on a fixed date or schedule prior to his or her termination or retirement, and such distributions may be payable in a lump sum or in 5-, 10- or 15-year installments at the participant’s election. Participants may also elect to receive distributions in a lump sum upon a change in control. The consummation of the Merger will constitute a change in control under the terms of the Deferred Compensation Plan.

All investment gains and losses attributable to a participant’s account under the Deferred Compensation Plan are entirely measured upon the performance of the investment selections made by the participant. The investment options available under the Deferred Compensation Plan are substantially similar to the investment options available under EMC’s 401(k) Savings Plan. These investment options, which are selected by EMC’s Retirement Plans Committee, provide participants with an opportunity to invest in mutual funds in a wide variety of asset classes, such as equity funds, bond funds, money market funds and blended funds, as well as EMC stock. Participants may change their investment options daily through the plan administrator’s online system.

The following table shows the executive contributions, earnings and account balances for the Named Executive Officers in the Deferred Compensation Plan as of December 31, 2015.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph M. Tucci	0	0	24,097	0	10,664,675[1]
Zane C. Rowe	0	0	0	0	0
David I. Goulden	277,079[2]	0	9,187	0	5,598,454[3]
Jeremy Burton	0	0	0	0	0
Howard D. Elias	0	0	0	0	0

[1]	$5,754,070 of this amount was previously reported in the Summary Compensation Table of previously filed proxy statements.

[2]	$98,644 of this amount is reported in the Summary Compensation Table for Mr. Goulden under the Non-Equity Incentive Plan Compensation column.

[3]	$3,419,621 of this amount was previously reported in the Summary Compensation Table of previously filed proxy statements.

Potential Payments upon Termination or Change in Control

Employees, including the Named Executive Officers, are entitled to receive earned but unpaid compensation upon any termination of employment. Accordingly, upon any termination of employment, the Named Executive Officers will receive accrued but unused vacation pay, earned but unpaid bonuses and their account balances under the Deferred Compensation Plan. For a description of our Deferred Compensation Plan and the account balances of the Named Executive Officers as of December 31, 2015, please see above.

The payments due upon any termination of employment will generally be made in a lump sum payment within 30 days after termination of employment or when administratively practicable, unless otherwise delayed by application of the requirements under Section 409A of the Internal Revenue Code. In addition, except as noted below, (i) all restricted stock awards and unvested stock options will terminate upon termination of employment and (ii) all vested but unexercised stock options will terminate three months following termination of employment, provided that vested options will terminate immediately if the termination was for cause.

In addition to the compensation and benefits discussed above, each of the Named Executive Officers may become entitled to other compensation and benefits under the circumstances discussed below.

Qualifying Termination of Employment in connection with a Change in Control

As discussed on page 16 of this Amendment, EMC has change in control agreements with the Named Executive Officers that provide severance benefits if there is both (i) a change in control (or potential change in control) of EMC and (ii) the executive’s employment is terminated by EMC (or any successor) without “cause” or if the executive terminates his or her employment for “good reason,” in each case within 24 months following a change in control (or during a potential change in control period). In the case of such a change in control (or potential change in control) and a qualifying termination, the Named Executive Officer would receive:

•	a lump sum cash severance payment equal to 2.99 times the sum of the executive’s annual base salary and target annual bonus;

•	a lump sum cash severance payment equal to the executive’s prorated annual bonus for the year of termination assuming target performance;

•	accelerated vesting of all outstanding equity awards, other than certain performance awards under the circumstances described below; and

•
the continuation of life, disability, accident and health insurance benefits for the executive and his dependents for up to 36 months following such termination, reduced to the extent the executive becomes eligible to receive comparable benefits from a new employer or pursuant to a government-sponsored health insurance or health care program.

The vesting of all performance stock units will no longer be subject to the achievement of performance goals upon a change in control, but all such awards, other than the 2014 LTIP stock units, remain subject to continued employment following a change in control. The Compensation Committee determined that these awards should not be subject to the achievement of the performance goals following a change in control because our executives will likely no longer be in a position to influence the achievement of the goals and also because of the likely difficulty of measuring their achievement after a change in control has occurred. The 2014 LTIP stock units provide for full vesting upon consummation of a change in control. In February 2015, the Compensation Committee changed the design of the long-term performance awards going forward to ensure that they would be treated in accordance with EMC’s change in control agreements described above. Accordingly, the 2015 LTIP stock units provide for accelerated vesting on a double trigger basis in connection with a change in control and a qualifying termination.

Under the terms of the change in control agreements, in the event of a potential change in control and a qualifying termination, there will be no accelerated vesting on performance stock units which are intended to constitute qualified performance-contingent compensation for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee determined that this limitation on accelerated vesting of qualified performance-contingent awards was appropriate in the context of a potential change in control in order to preserve the tax deductibility of qualified performance-contingent equity grants. For an illustration of the impact of this limitation, please see the footnotes to the table beginning on page 32 of this Amendment.

Under the terms of the 2012 LTIP stock units, in the event that Mr. Burton terminates his employment for “good reason” following a change in control (or during a potential change in control period) due to an adverse change in his position, there will be no accelerated vesting on his 2012 LTIP stock units. The Compensation Committee determined that this limitation on accelerated vesting for this award was appropriate since the award was specifically designed to secure a multi-year commitment from Mr. Burton during a period of leadership transition, without regard to a change in control (or potential change in control). For a description of the 2012 LTIP stock units, please see “EMC’s Executive Compensation Program - Equity Incentives” beginning on page 11 of this Amendment.

A “change in control” will generally be triggered under the change in control agreements upon:

•	the acquisition by a person or entity of 25% or more of either the then outstanding shares of EMC or the combined voting power of EMC’s then outstanding securities;

•	a change in the composition of the majority of the Board without the approval of the existing Board;

•	a merger of EMC (other than a merger following which EMC securities represent at least 50% of the combined voting power of the securities of the surviving entity); or

•	the approval of EMC shareholders of a plan of complete liquidation or dissolution of EMC or the sale by EMC of all or substantially all of its assets.

The Merger will constitute a “change in control” for purposes of the agreements described above.

A “potential change in control” will generally occur under the change in control agreements upon:

•	EMC’s entry into an agreement which would result in a change in control;

•	a public announcement by EMC or any other person or entity of an intention to take actions which would result in a change in control;

•	the acquisition by a person or entity of 15% or more of EMC’s then outstanding shares or the combined voting power of EMC’s then outstanding securities; or

•	a resolution by the Board that a potential change in control has occurred.

EMC will generally have “cause” under the change in control agreements upon:

•	the willful and continued failure by the executive to perform substantially the duties and responsibilities of the executive’s position;

•	the conviction of the executive for a felony; or

•	the willful engagement of the executive in fraud or dishonesty which is demonstrably and materially injurious to EMC or its reputation, monetarily or otherwise.

Under the change in control agreements, “good reason” includes:

•	an adverse change in the executive’s position;

•	a reduction in the executive’s base salary;

•	the failure by EMC (or its successor) to continue to provide certain compensation and benefits;

•
a requirement that the executive’s principal place of employment be located greater than 50 miles from where the executive’s principal place of employment was located immediately prior to the change in control;

•
an unreasonable refusal by EMC (or its successor) to continue to allow the executive to attend to matters or engage in activities not directly related to the business of EMC (or its successor) which, prior to the change in control, the executive was permitted to attend to or engage in;

•	a purported termination of the executive’s employment which is not effected pursuant to certain notice and procedural requirements; and

•	a breach by EMC of its obligations to require a successor to assume and perform EMC’s obligations under the agreement.

The agreements provide that any good faith claim by an executive that good reason exists shall be presumed to be correct unless EMC (or a successor) establishes by clear and convincing evidence that good reason does not exist. To claim good reason, the executive must give notice of the good reason event within 90 days after its occurrence and must provide EMC (or a successor) with a 30-day period in which to cure the good reason event.

Each change in control agreement will continue in effect until January 1, 2017, and will be automatically extended for one-year terms thereafter unless notice is given of EMC’s or the executive’s intention not to extend the term of the agreement on or before the preceding April 1st; provided, however, that the agreements continue in effect for twenty-four months following a change in control that occurs during the term of the agreements. This feature allows EMC to periodically reassess the appropriateness of the change in control agreements.

Notwithstanding the terms of the change in control agreements described above to the contrary, with limited exceptions, the vesting of all outstanding equity awards will accelerate in connection with the Merger. For more information on the treatment of outstanding equity awards upon consummation of the Merger, please see “Treatment of Equity Awards upon Consummation of the Merger” on page 12 of this Amendment.

Death and Disability

Under the 2003 Stock Plan, unvested stock options and stock awards will immediately vest upon an employee’s death or termination for disability, and all options held by the employee prior to his or her death or termination for disability will remain exercisable for three years. In addition, upon the death of an EMC employee, including any of the Named Executive Officers, the employee’s survivors will continue to receive the employee’s base salary for six months and EMC will make a $10,000 contribution to a tax-qualified education fund for each of the deceased employee’s minor children. We believe these benefits are appropriate and reflect common market practice.

Retirement

EMC does not provide any retirement benefits to the Named Executive Officers, other than benefits provided under EMC’s 401(k) Savings Plan and certain continued vesting and exercisability provisions applicable to equity awards held by employees who meet the definition of retirement under the 2003 Stock Plan.

Currently, if a Named Executive Officer meets the definition of retirement under the 2003 Stock Plan, then unvested time-based and performance-based stock options held at the time of retirement will continue to vest and remain exercisable for the remainder of the applicable option term; provided the applicable performance targets have been achieved and the executive has completed at least 30 months of service after the grant date of the option.

For grants made under the 2003 Stock Plan prior to December 9, 2009, employees will meet the definition of retirement if they voluntarily terminate employment after 20 years of service or after they have attained age 55 with five years of service and provided they give six months’ advance notice. For grants made under the 2003 Stock Plan on or after December 9, 2009, employees will meet the definition of retirement if they voluntarily terminate employment after they have attained age 60 with ten years of service and provided they give six months’ advance notice.

For purposes of certain grants made under the 2003 Stock Plan, Messrs. Tucci, Goulden and Elias have met the definition of retirement. Messrs. Rowe and Burton do not currently meet the definition of retirement for purposes of the 2003 Stock Plan.

The table below reflects the compensation and benefits due to each of the Named Executive Officers in connection with a termination of employment and/or change in control, as described below. The amounts shown assume that each termination of employment (and change in control, if applicable) was effective as of December 31, 2015, and are calculated based on the fair market value of $25.68 per share (the closing price of our common stock on that date). The amounts shown in the table are estimates of the amounts which would be paid upon the circumstances described below; the actual amounts to be paid can only be determined at the time of the applicable event.

Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination Without Cause ($)	Change in Control: Qualifying Termination ($)	Death ($)	Disability ($)	Retirement ($)
Joseph M. Tucci	Cash Severance	0	0	8,735,600	500,000	0	0
	Benefits[1]	0	0	40,440	0	0	0
	Equity Incentives[2]	22,060	22,060	18,269,644[3,4]	18,269,644	18,269,644	22,060
	Total	22,060	22,060	27,045,684	18,769,644	18,269,644	22,060
Zane C. Rowe	Cash Severance	0	0	5,235,000	375,000	0	0
	Benefits[1]	0	0	55,047	0	0	0
	Equity Incentives[2]	0	0	8,247,260[3,4]	8,247,260	8,247,260	0
	Tax-Qualified Educational Fund	0	0	0	20,000	0	0
	Total	0	0	13,537,307	8,642,260	8,247,260	0
David I. Goulden	Cash Severance	0	0	7,130,000	425,000	0	0
	Benefits[1]	0	0	55,047	0	0	0
	Equity Incentives[2]	0	0	18,908,880[3,4]	18,908,880	18,908,880	0
	Total	0	0	26,093,927	19,333,880	18,908,880	0
Jeremy Burton	Cash Severance	0	0	5,584,000	400,000	0	0
	Benefits[1]	0	0	53,886	0	0	0
	Equity Incentives[2]	0	0	15,777,177[3,4,5]	15,777,177	15,777,177	0
	Tax-Qualified Educational Fund	0	0	0	40,000	0	0
	Total	0	0	21,415,063	16,217,177	15,777,177	0
Howard D. Elias	Cash Severance	0	0	5,584,000	400,000	0	0
	Benefits[1]	0	0	40,122	0	0	0
	Equity Incentives[2]	0	0	14,487,154[3,4]	14,487,154	14,487,154	0
	Total	0	0	20,111,276	14,887,154	14,487,154	0

[1]	The amounts reflect the value of health and welfare benefits continuation for each of the Named Executive Officers.

[2]
The amounts reflect the value of any and all accelerated stock options and stock awards, as well as the value of any and all stock options and stock awards subject to continued vesting. In addition, the amounts reflect the value of dividend equivalents accrued on such equity awards. For purposes of valuing performance-based equity awards where satisfaction of the applicable performance goals has not been determined as of December 31, 2015, it is assumed that the applicable performance goals are achieved at 100% of target. In addition to values reflected for each of our Named Executive Officers in the table above, our Named Executive Officers would also have been entitled to exercise previously vested in‑the-money stock options upon a termination of employment, other than termination for cause. As of December 31, 2015, these previously vested in-the-money stock options had a value as follows:

Name	Value ($)
Joseph M. Tucci	6,516,067
Zane C. Rowe	0
David I. Goulden	2,365,461
Jeremy Burton	170,404
Howard D. Elias	2,365,461

[3]
In the event a qualifying termination occurs in connection with a “potential change in control,” the amount shown would be reduced by the value of any qualified performance-based equity awards (other than stock options) that would be forfeited. As of December 31, 2015, these awards had a value as follows:

Name	Value ($)
Joseph M. Tucci	10,975,503
Zane C. Rowe	2,828,241
David I. Goulden	11,908,152
Jeremy Burton	9,427,682
Howard D. Elias	8,086,282

[4]
In the event of a change in control, the 2014 LTIP stock units would fully vest (at target) even in the absence of a qualifying termination. As of December 31, 2015, these awards had a value as follows:

Name	Value ($)
Joseph M. Tucci	5,161,834
Zane C. Rowe	0
David I. Goulden	5,161,834
Jeremy Burton	3,226,153
Howard D. Elias	3,226,153

[5]
In the event a qualifying termination occurs for “good reason” following a change in control (or during a “potential change in control” period) due to an adverse change in position, the amount shown would be reduced by the value of the 2012 LTIP stock units that would be forfeited. As of December 31, 2015, the 2012 LTIP stock units had a value of $1,950,750.

For estimated amounts which would be paid upon the consummation of the Merger, please see the Registration Statement on Form S-4 (File No. 333-208524) that Denali Holding Inc. has filed with the SEC that includes a proxy statement of EMC.

DIRECTOR COMPENSATION

The Compensation Committee evaluates the compensation for non-employee directors at least annually and recommends changes to the Board when appropriate. In 2015, non-employee directors received cash fees and equity awards as compensation for their service.
As with our executive compensation program, the 2015 director compensation program emphasized equity incentives. This reflects our belief that equity awards serve to align the interests of our directors with those of our shareholders. Accordingly, the majority of our non-employee directors’ 2015 compensation was comprised of equity awards.

Cash Compensation

In 2015, non-employee directors received a $50,000 annual Board retainer, $3,000 for each in-person Board meeting and $1,500 for each telephonic Board meeting; and $1,000 for each in-person committee meeting and $750 for each telephonic committee meeting. Additional annual retainers of $55,000, $20,000 and $10,000 are paid to the Lead Director, the chair of the Audit Committee and each other committee chair, respectively.
A non-employee director who joins the Board or becomes Lead Director or the chair of a committee during the year will receive a prorated portion of the annual Board, Lead Director or committee chair retainer, as applicable.
The Board has also formed a standing special committee to oversee and monitor EMC’s equity interests in the federation companies and consider other matters as delegated by the Board. The non-employee directors serving on the standing special committee receive the same fees for each in-person and telephonic meeting as for the other committee meetings. The chair of the standing special committee receives an additional annual retainer of $10,000.
The table below summarizes the cash fees paid by EMC to each non-employee director for service on EMC’s Board and committees for the fiscal year ended December 31, 2015 (excluding any cash fees received for service as a member of the board of directors of any other federation company).

Name	Board and Committee Retainers ($)	Board Meeting Fees ($)	Audit Committee Fees ($)	Corporate Governance and Nominating Committee Fees ($)	Finance Committee Fees ($)	Leadership and Compensation Committee Fees ($)	Mergers and Acquisitions Committee Fees ($)	Standing Special Committee Fees ($)	Total Fees Paid ($)
José E. Almeida[1]	66,667	31,500	—	—	1,750	3,500	—	—	103,417
Michael W. Brown	60,000	40,500	7,750	—	14,750	—	—	—	123,000
Donald J. Carty	66,667	39,000	6,250	12,500	—	—	—	3,000	127,417
Randolph L. Cowen	60,000	40,500	—	—	—	8,000	7,250	3,000	118,750
Gail Deegan[2]	—	7,500	2,500	—	—	2,500	—	—	12,500
James S. DiStasio	73,333	34,500	8,750	15,000	—	—	—	—	131,583
John R. Egan	60,000	39,000	—	—	14,750	—	8,000	—	121,750
William D. Green	114,167	40,500	—	—	—	6,500	8,000	3,000	172,167
Edmund F. Kelly	60,000	30,000	—	—	12,000	—	—	2,250	104,250
Jami Miscik	61,667	40,500	—	15,750	—	—	—	—	117,917
Paul Sagan	50,000	37,500	—	—	—	8,000	—	—	95,500
Laura J. Sen	33,333	13,500	—	—	—	—	—	—	46,833
David N. Strohm[1]	50,000	28,500	—	10,000	—	—	6,000	—	94,500

[1]	Messrs. Almeida and Strohm served on the Board of Directors through October 2015.

[2]	Ms. Deegan served on the Board of Directors through April 2015.

Equity Compensation

Historically, we grant equity awards under the 2003 Stock Plan to our non-employee directors on an annual basis in connection with each annual meeting of shareholders. In 2015, we granted non-employee directors restricted stock units with an economic value of approximately $240,000 on the date of grant. The awards will vest on the first anniversary of the date of grant, subject to such director’s continued service on the Board.

A non-employee director who joins the Board after an annual meeting will receive a prorated portion of the annual director award following his or her appointment to the Board. In addition, in limited circumstances and where deemed appropriate by the Board, non-employee directors may be granted additional equity awards under the 2003 Stock Plan.

Non-employee directors are subject to EMC’s stock ownership guidelines and are expected to own shares of our stock with a value equal to five times their annual Board retainer within five years after becoming subject to the guidelines. As of March 1, 2016, all of our non-employee directors are in compliance with these guidelines.

EMC pays or reimburses non-employee directors for travel expenses incurred in connection with attending Board, committee and shareholder meetings.

Total Compensation

The table below summarizes the total compensation paid by EMC and its subsidiaries to each non-employee director for the fiscal year ended December 31, 2015.

Name	Fees Paid in Cash ($)	Stock Awards[1] ($)	Option Awards[2] ($)	All Other Compensation ($)	Total ($)
José E. Almeida[5]	103,417	329,213	—	—	432,630
Michael W. Brown[3]	123,000	239,499	—	—	362,499
Donald J. Carty[3]	127,417	329,213	—	—	456,630
Randolph L. Cowen[4]	158,750	239,499	—	—	398,249
Gail Deegan[6]	12,500	0	—	—	12,500
James S. DiStasio	131,583	239,499	—	—	371,082
John R. Egan[3]	121,750	239,499	—	—	361,249
William D. Green[4]	187,071	239,499	—	—	575,993
Edmund F. Kelly	104,250	239,499	—	—	343,749
Jami Miscik[4]	157,917	239,499	—	—	397,416
Paul Sagan[3]	95,500	239,499	—	—	334,999
Laura J. Sen	46,833	155,445	—	—	202,278
David N. Strohm[3,5]	94,500	239,499	—	—	333,999

[1]
The amounts represent the grant date fair value for equity awards in 2015, computed in accordance with FASB ASC Topic 718. The non-employee directors had the following outstanding stock awards at fiscal year end: Mr. Brown: 8,900; Mr. Carty: 8,900; Mr. Cowen: 8,900; Mr. DiStasio: 8,900; Mr. Egan: 8,900; Mr. Green: 8,900; Mr. Kelly: 8,900; Ms. Miscik: 8,900; Mr. Sagan: 8,900; and Ms. Sen: 5,933.

[2]
The non-employee directors also had the following outstanding options to purchase shares of EMC common stock at fiscal year end: Mr. Brown: 50,000; Mr. Cowen: 20,000; Ms. Deegan: 40,000; Mr. DiStasio: 10,000; Mr. Kelly: 30,000; and Mr. Sagan: 30,000.

[3]
Messrs. Brown, Carty, Egan and Sagan also serve on the Board of Directors of VMware and received $90,000, $3,384, $75,000 and $150,973, respectively, for annual Board and committee retainers. Messrs. Brown, Egan and Sagan received 2,965 restricted stock units each with a grant date fair value of $86.54 and Mr. Carty received 1,918 restricted stock units with a grant date fair value of $56.86 (see footnote 1 above). This compensation is the same as that paid to the other non‑employee directors of VMware. Mr. Strohm served on the Board of Directors of VMware through October 2015. He received $56,397 for annual Board and committee retainers, and 2,965 restricted stock units with a grant date fair value of $86.54. In October 2015, Mr. Strohm’s restricted stock units ceased vesting; 741 shares were vested and the remaining 2,224 restricted stock units were cancelled. For more information about VMware’s director compensation program, please see VMware’s Proxy Statement for its 2016 Annual Meeting of Stockholders.

[4]
Messrs. Cowen and Green and Ms. Miscik also serve on the Board of Directors of Pivotal Software, Inc., a wholly-owned subsidiary of EMC (“Pivotal”). Mr. Cowen and Ms. Miscik each received a $40,000 annual Board retainer. Mr. Green received a prorated portion of the annual Board retainer of $14,904 and options to purchase 100,000 shares of common stock of Pivotal with a grant date fair value of $149,423.

[5]	Messrs. Almeida and Strohm served on the Board of Directors through October 2015.

[6]	Ms. Deegan served on the Board of Directors through April 2015.

EXHIBIT A - RECONCILIATIONS

Earnings per share (“EPS”) for the twelve month period ended December 31, 2015 was calculated on a non-GAAP basis. The impact of stock-based compensation expense, intangible asset amortization, restructuring charges, acquisition and other related charges, a fair value adjustment on assets held for sale, VMware litigation and other contingencies, a VMware GSA settlement charge, special tax items and merger-related costs were excluded for purposes of calculating non-GAAP EPS.

Reconciliation of Earnings Per Share to Non-GAAP Earnings Per Share (Per Weighted Average Share, Diluted)
Twelve Months Ended
December 31, 2015
EPS	$1.012
Stock-based compensation expense	.391
Intangible asset amortization	.134
Restructuring charges	.171
Acquisition and other related charges	.053
Fair vale adjustment on assets held for sale	.006
VMware litigation and other contingencies	.003
VMware GSA settlement	.021
Special tax items	.020
Merger-related costs	.007
Non-GAAP EPS	$1.819

EPS for the six month period ended June 30, 2015 was calculated on a non-GAAP basis.  The impact of stock-based compensation expense, intangible asset amortization, restructuring charges, acquisition and other related charges, the R&D tax credit for 2015, a fair value adjustment on assets held for sale, a VMware GSA settlement charge and VMware litigation and other contingencies were excluded for purposes of calculating non-GAAP EPS.

Reconciliation of Earnings Per Share to Non-GAAP Earnings Per Share (Per Weighted Average Share, Diluted)
Six Months Ended
June 30, 2015
EPS	$.375
Stock-based compensation expense	.178
Intangible asset amortization	.066
Restructuring charges	.057
Acquisition and other related charges	.029
R&D tax credit	.009
Fair value adjustment on assets held for sale	.006
VMware GSA settlement	.021
VMware litigation and other contingencies	.003
Non-GAAP EPS	$.745

Free cash flow for the twelve month period ended December 31, 2015 was calculated on a non-GAAP basis. Free cash flow is defined as net cash provided by operating activities less additions to property, plant and equipment and capitalized software development costs.

Reconciliation of Cash Flow From Operations to Free Cash Flow (in millions)
Twelve Months Ended
December 31, 2015
Cash flow from operations	$5,386
Capital expenditures	(902)
Capitalized software development costs	(567)
Free cash flow	$3,917

EMC Information Infrastructure operating income for the six month period ended June 30, 2015 excludes corporate reconciling items, VMware operating income and Pivotal operating expense.

Reconciliation of EMC Consolidated Operating Income to EMC Information Infrastructure Operating Income (in millions)
Six Months Ended
June 30, 2015
EMC Consolidated operating income	$1,059
Less: corporate reconciling items	1,036
Less: VMware operating income	(933)
Less: Pivotal operating expense	106
EMC Information Infrastructure operating income	$1,268

Note: Schedules above may not add due to rounding

For information on EMC’s use of non-GAAP financial measures, please see pages 46 to 49 of the Original Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of common stock owned on March 1, 2016 (except as otherwise indicated) (i) by each person who is known by EMC to own beneficially more than 5% of the common stock, (ii) by each of EMC’s directors and nominees for director, (iii) by each of the Named Executive Officers (as defined below) and (iv) by all directors and executive officers of EMC as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned[1]	Percent of Outstanding Shares
The Vanguard Group	114,014,600[2]	5.8%
BlackRock, Inc.	104,419,240[3]	5.3%
Michael W. Brown[4,5]*	136,900	**
Jeremy Burton[4,6]	178,307	**
Donald J. Carty[4]*	23,100	**
Randolph L. Cowen[4,7]*	76,900	**
James S. DiStasio[4,8]*	56,900	**
John R. Egan[4]*	1,142,117	**
Howard D. Elias[4,9]	771,379	**
David I. Goulden[4,10]	726,263	**
William D. Green[4]*	18,133	**
Edmund F. Kelly[4,11]	106,900	**
Jami Miscik[4]*	26,125	**
Zane C. Rowe[4]	48,129	**
Paul Sagan[4,12]*	96,900	**
Laura J. Sen[4,13]*	0	**
Joseph M. Tucci[4,14]*	2,403,695	**
All directors and executive officers as a group (23 persons)[15]	7,846,889	**

*	Nominee for director

**	Less than 1%

1
Except as otherwise noted, all persons have sole voting and investment power of their shares. All amounts shown in this column include shares obtainable upon exercise of stock options currently exercisable or exercisable within 60 days of March 1, 2016.

2
Based solely on the Schedule 13G/A filed by The Vanguard Group with the SEC on February 11, 2016. The Schedule 13G/A provides that, as of December 31, 2015, The Vanguard Group beneficially owned in the aggregate 114,014,600 shares of common stock and that it had sole power to vote or direct the voting of 3,593,649 of such shares, sole power to dispose or direct the disposition of 110,225,835 of such shares, shared power to vote or direct the voting of 194,700 of such shares and shared power to dispose or direct the disposition of 3,788,765 of such shares. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.

3
Based solely on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 26, 2016. The Schedule 13G/A provides that, as of December 31, 2015, BlackRock, Inc. beneficially owned in the aggregate 104,419,240 shares of common stock and that it had sole power to vote or direct the voting of 85,014,050 of such shares, sole power to dispose or direct the disposition of 104,414,887 of such shares, shared power to vote or direct the voting of 4,353 of such shares and shared power to dispose or direct the disposition of 4,353 of such shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

4
Does not include restricted stock units held by the following individuals: Mr. Brown (8,900); Mr. Burton (453,614); Mr. Carty (8,900); Mr. Cowen (8,900); Mr. DiStasio (8,900); Mr. Egan (8,900); Mr. Elias (432,159); Mr. Goulden (565,463); Mr. Green (8,900); Mr. Kelly (8,900); Ms. Miscik (8,900); Mr. Rowe (296,681); Mr. Sagan (8,900); Ms. Sen (5,933); and Mr. Tucci (576,069). The restricted stock units held by Messrs. Brown, Carty, Cowen, DiStasio, Egan, Green, Kelly and Sagan and Mses. Miscik and Sen will vest on April 30, 2016.

5	Mr. Brown is deemed to own 50,000 of these shares by virtue of options to purchase these shares.

6	Mr. Burton is deemed to own 79,175 of these shares by virtue of options to purchase these shares.

7	Mr. Cowen is deemed to own 20,000 of these shares by virtue of options to purchase these shares.

8	Mr. DiStasio is deemed to own 10,000 of these shares by virtue of options to purchase these shares.

9	Mr. Elias is deemed to own 364,017 of these shares by virtue of options to purchase these shares.

10	Mr. Goulden is deemed to own 378,022 of these shares by virtue of options to purchase these shares.

11	Mr. Kelly is deemed to own 30,000 of these shares by virtue of options to purchase these shares.

12	Mr. Sagan is deemed to own 30,000 of these shares by virtue of options to purchase these shares.

13	Under our stock ownership guidelines, Ms. Sen has five years to reach compliance with her guideline.

14	Mr. Tucci is deemed to own 937,987 of these shares by virtue of options to purchase these shares.

15
Includes 2,882,140 shares of common stock beneficially owned by all executive officers and directors as a group by virtue of options to purchase these shares. Excludes shares as to which such individuals have disclaimed beneficial ownership. Excludes 3,800,970 restricted stock units held by all executive officers and directors as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding EMC’s equity compensation plans as of December 31, 2015 (table in millions, except per share amounts).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1] (a)	Weighted-average exercise price per share of outstanding options, warrants and rights[1] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	20	$16.87	70[2]
Equity compensation plans not approved by security holders	—	—	—
Total	20	$16.87	70

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

POTENTIAL CHANGE IN CONTROL
On October 12, 2015, EMC entered into a merger agreement with Denali and certain of its subsidiaries. Pursuant to the merger agreement and subject to the satisfaction or waiver of the conditions set forth therein, Universal Acquisition Co. will be merged with and into EMC, with EMC continuing as the surviving company and a wholly owned subsidiary of Denali. The Merger is expected to close between the months of May and October 2016, subject to satisfaction of customary conditions, including receipt of required regulatory and EMC shareholder approval.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)

1.	Financial Statements
The financial statements listed in the Index to consolidated financial statements were filed as part of the Original Form
10-K.

2.	Schedule

The Schedule on page S-1 was filed as part of the Original Form 10-K.

3.	Exhibits

See Index to Exhibits on page 43 of this Amendment.
The exhibits are filed with or incorporated by reference in this Amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EMC Corporation has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2016.

EMC CORPORATION

By:	/s/ Joseph M. Tucci
Joseph M. Tucci
Chairman and Chief Executive Officer

EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in this Amendment No. 1 on Form 10-K/A.

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

4.3	Indenture, dated as of June 6, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.(13)
10.1*	EMC Corporation 1985 Stock Option Plan, as amended.(4)
10.2*	EMC Corporation 1992 Stock Option Plan for Directors, as amended.(5)
10.3*	EMC Corporation 1993 Stock Option Plan, as amended.(4)
10.4*	EMC Corporation 2001 Stock Option Plan, as amended April 29, 2010.(12)
10.5*	EMC Corporation Amended and Restated 2003 Stock Plan, as amended and restated as of April 30, 2015.(20)
10.6*	EMC Corporation Deferred Compensation Retirement Plan, as amended and restated as of January 1, 2011.(18)
10.7*	EMC Corporation Executive Incentive Bonus Plan.(6)
10.8*	Form of Change in Control Severance Agreement for Executive Officers.(26)
10.9*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Stock Option Agreement.(3)
10.10*	Change in Control Severance Agreement between EMC and Zane C. Rowe dated October 1, 2014.(14)
10.11*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Performance Stock Option Agreement.(3)
10.12*	Form of EMC Corporation Performance Restricted Stock Unit Agreement.(19)
10.13*	Form of EMC Corporation Amended and Restated 2003 Stock Plan Restricted Stock Unit Agreement.(19)
10.14*	Form of Indemnification Agreement.(7)
10.15	EMC Corporation Amended and Restated 1989 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013.(11)
10.16*	Employment Arrangement with Joseph M. Tucci dated November 28, 2007.(8)
10.17*	Amendment to Employment Arrangement with Joseph M. Tucci dated December 4, 2008.(2)
10.18*	Amendment No. 2 to Employment Arrangement with Joseph M. Tucci dated May 7, 2009.(9)
10.19*	Amendment No. 3 to Employment Arrangement with Joseph M. Tucci dated October 30, 2009.(10)
10.20*	Amendment No. 4 to Employment Arrangement with Joseph M. Tucci dated January 20, 2012.(15)
10.21*	Amendment No. 5 to Employment Arrangement with Joseph M. Tucci dated September 5, 2012.(16)
10.22*	Letter Agreement with William F. Scannell dated July 16, 2012.(17)
10.23	Form of Commercial Paper Dealer Agreement between EMC Corporation, as Issuer, and the Dealer party thereto. (23)
10.24	Agreement and Plan of Merger, dated as of October 12, 2015, among Denali Holding Inc., Dell Inc., Universal Acquisition Co. and EMC Corporation.(21)
10.25*	Form of Change in Control Severance Agreement for Executive Officers.(22)
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

10.27	Agreement and Plan of Merger, by and among, EMC Corporation, Embrace Merger Corporation, Virtustream Group Holdings, Inc. and the Stockholder Representative named therein, dated May 22, 2015.(24)
10.28*	Letter Agreement with Zane Rowe.(25)
10.29*	Letter Agreement with Denis G. Cashman.(25)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.(26)
21.1	Subsidiaries of Registrant.(26)
23.1	Consent of Independent Registered Public Accounting Firm.(26)
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26)
101.INS**	XBRL Instance Document.(26)
101.SCH**	XBRL Taxonomy Extension Schema.(26)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.(26)
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.(26)
101.LAB**	XBRL Taxonomy Extension Label Linkbase.(26)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.(26)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

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

(1)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 3, 2013 (No. 1-9853).

(2)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2009 (No. 1-9853).

(3)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 29, 2008 (No. 1-9853).

(4)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed July 30, 2002 (No. 1-9853).

(5)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed April 27, 2005 (No. 1-9853).

(6)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed February 2, 2005 (No. 1-9853).

(7)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 25, 2014 (No. 1-9853).

(8)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed November 30, 2007 (No. 1-9853).

(9)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 8, 2009 (No. 1-9853).

(10)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2009 (No. 1-9853).

(11)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 21, 2013 (No. 1-9853).

(12)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed May 7, 2010 (No. 1-9853).

(13)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed June 6, 2013 (No. 1-9853).

(14)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed October 1, 2014 (No. 1-9853).

(15)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed January 24, 2012 (No. 1-9853).

(16)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed September 6, 2012 (No. 1-9853).

(17)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed August 2, 2012 (No. 1-9853).

(18)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 24, 2012 (No. 1-9853).

(19)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 27, 2015 (No. 1-9853).

(20)	Incorporated by reference to EMC Corporation’s Definitive Proxy Statement on Schedule 14A filed March 20, 2015 (No. 1-9853).

(21)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed October 13, 2015 (No. 1-9853).

(22)	Incorporated by reference to EMC Corporation’s Quarterly Report on Form 10-Q filed November 9, 2015 (No. 1-9853).

(23)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed March 23, 2015 (No. 1-9853).

(24)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed July 9, 2015 (No. 1-9853).

(25)	Incorporated by reference to EMC Corporation’s Current Report on Form 8-K filed January 27, 2016 (No. 1-9853).

(26)	Incorporated by reference to EMC Corporation’s Annual Report on Form 10-K filed February 25, 2016 (No. 1-9853).