Form 10-Q
period 2016-03-31
EMC CORP
filed 2016-05-05
CIK 790070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of March 31, 2016 was 1,953,196,703.

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

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
EMC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,224	$6,549
Short-term investments	2,577	2,726
Accounts and notes receivable, less allowance for doubtful accounts of $83 and $90	2,941	3,977
Inventories	1,233	1,245
Other current assets	625	566
Total current assets	14,600	15,063
Long-term investments	5,169	5,508
Property, plant and equipment, net	3,806	3,850
Intangible assets, net	2,059	2,149
Goodwill	17,099	17,090
Deferred income taxes	1,173	1,164
Other assets, net	1,797	1,788
Total assets	$45,703	$46,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,038	$1,644
Accrued expenses	2,722	3,123
Income taxes payable	124	609
Short-term debt (See Note 3)	925	1,299
Deferred revenue	6,477	6,210
Total current liabilities	11,286	12,885
Income taxes payable	466	461
Deferred revenue	4,741	4,592
Long-term debt (See Note 3)	5,477	5,475
Other liabilities	483	480
Total liabilities	22,453	23,893
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; authorized 25 shares; none outstanding	—	—
Common stock, par value $0.01; authorized 6,000 shares; issued and outstanding 1,953 and 1,943 shares	20	19
Additional paid-in capital	—	—
Retained earnings	22,111	21,700
Accumulated other comprehensive loss, net	(558)	(579)
Total EMC Corporation’s shareholders’ equity	21,573	21,140
Non-controlling interests	1,677	1,579
Total shareholders’ equity	23,250	22,719
Total liabilities and shareholders’ equity	$45,703	$46,612
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Product sales	$2,682	$2,905
Services	2,793	2,708
	5,475	5,613
Costs and expenses:
Cost of product sales	1,251	1,329
Cost of services	964	945
Research and development	814	788
Selling, general and administrative	1,987	2,037
Restructuring and acquisition-related charges	49	135
Operating income	410	379
Non-operating income (expense):
Investment income	13	24
Interest expense	(41)	(40)
Other income, net	4	10
Total non-operating income (expense)	(24)	(6)
Income before provision for income taxes	386	373
Income tax provision	89	82
Net income	297	291
Less: Net income attributable to the non-controlling interests	(29)	(39)
Net income attributable to EMC Corporation	$268	$252

Net income per weighted average share, basic attributable to EMC Corporation common shareholders	$0.14	$0.13
Net income per weighted average share, diluted attributable to EMC Corporation common shareholders	$0.14	$0.13

Weighted average shares, basic	1,949	1,974
Weighted average shares, diluted	1,965	1,996

Cash dividends declared per common share	$0.12	$0.12
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$297	$291
Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation adjustments	3	(104)
Changes in market value of investments:
Changes in unrealized gains, net of taxes of $12 and $13	20	19
Reclassification adjustment for net losses (gains) realized in net income, net of benefits (taxes) of $0 and $(6)	2	(8)
Net change in market value of investments	22	11
Changes in market value of derivatives:
Changes in unrealized gains (losses), net of taxes (benefits) of $(1) and $3	(4)	14
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $2 and $0	4	(11)
Net change in the market value of derivatives	—	3
Change in actuarial net gain (loss) from pension and other postretirement plans:
Other comprehensive income (loss)	25	(90)
Comprehensive income	322	201
Less: Net income attributable to the non-controlling interests	(29)	(39)
Less: Other comprehensive income attributable to the non-controlling interests	(4)	(1)
Comprehensive income attributable to EMC Corporation	$289	$161
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Cash received from customers	$6,878	$7,495
Cash paid to suppliers and employees	(5,373)	(5,584)
Dividends and interest received	21	24
Interest paid	(3)	—
Income taxes paid	(591)	(855)
Net cash provided by operating activities	932	1,080
Cash flows from investing activities:
Additions to property, plant and equipment	(188)	(197)
Capitalized software development costs	(156)	(128)
Purchases of short- and long-term available-for-sale securities	(1,361)	(2,421)
Sales of short- and long-term available-for-sale securities	887	1,311
Maturities of short- and long-term available-for-sale securities	965	422
Business acquisitions, net of cash acquired	(10)	(49)
Purchases of strategic and other related investments	(11)	(106)
Sales of strategic and other related investments	28	57
Decrease in restricted cash	2	—
Net cash provided by (used in) investing activities	156	(1,111)
Cash flows from financing activities:
Proceeds from the issuance of EMC’s common stock	105	121
Proceeds from the issuance of VMware’s common stock	52	54
EMC repurchase of EMC’s common stock	—	(1,346)
VMware repurchase of VMware’s common stock	—	(438)
Excess tax benefits from stock-based compensation	2	20
Net payments for the issuance of short-term obligations	(376)	—
Dividend payment	(227)	(232)
Net cash used in financing activities	(444)	(1,821)
Effect of exchange rate changes on cash and cash equivalents	31	(103)
Net increase (decrease) in cash and cash equivalents	675	(1,955)
Cash and cash equivalents at beginning of period	6,549	6,343
Cash and cash equivalents at end of period	$7,224	$4,388
Reconciliation of net income to net cash provided by operating activities:
Net income	$297	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483	470
Non-cash restructuring and other special charges	3	11
Stock-based compensation expense	304	245
Provision for (recovery of) doubtful accounts	(2)	16
Deferred income taxes, net	(19)	(20)
Excess tax benefits from stock-based compensation	(2)	(20)
Other, net	7	—
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	1,019	1,420
Inventories	(40)	(69)
Other assets	(38)	(45)
Accounts payable	(580)	(575)
Accrued expenses	(421)	(376)
Income taxes payable	(500)	(754)
Deferred revenue	415	494
Other liabilities	6	(8)
Net cash provided by operating activities	$932	$1,080
The accompanying notes are an integral part of the consolidated financial statements.

EMC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

For the three months ended March 31, 2016:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2016	1,943	$19	$—	$21,700	$(579)	$1,579	$22,719
Stock issued through stock option and stock purchase plans	5	1	105	—	—	—	106
Tax benefit from stock options exercised	—	—	(16)	—	—	—	(16)
Restricted stock grants, cancellations and withholdings, net	3	—	(38)	—	—	—	(38)
Stock issued through 401(k) stock match program	2	—	44	—	—	—	44
Reversal of reclass of previously repurchased common stock	—	—	(372)	372	—	—	—
Stock-based compensation	—	—	313	—	—	—	313
Cash dividends declared	—	—	—	(229)	—	—	(229)
Impact from equity transactions of non-controlling interests	—	—	(36)	—	—	65	29
Change in market value of investments	—	—	—	—	19	3	22
Change in market value of derivatives	—	—	—	—	(1)	1	—
Translation adjustment	—	—	—	—	3	—	3
Net income	—	—	—	268	—	29	297
Balance, March 31, 2016	1,953	$20	$—	$22,111	$(558)	$1,677	$23,250

For the three months ended March 31, 2015:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Shareholders’ Equity
	Shares	Par Value
Balance, January 1, 2015	1,985	$20	$—	$22,242	$(366)	$1,629	$23,525
Stock issued through stock option and stock purchase plans	6	—	121	—	—	—	121
Tax benefit from stock options exercised	—	—	13	—	—	—	13
Restricted stock grants, cancellations and withholdings, net	5	—	(64)	—	—	—	(64)
Repurchase of common stock	(54)	(1)	(64)	(1,381)	—	—	(1,446)
Stock-based compensation	—	—	295	—	—	—	295
Cash dividends declared	—	—	—	(226)	—	—	(226)
Impact from equity transactions of non-controlling interests	—	—	(301)	—	—	(114)	(415)
Change in market value of investments	—	—	—	—	9	2	11
Change in market value of derivatives	—	—	—	—	4	(1)	3
Translation adjustment	—	—	—	—	(104)	—	(104)
Net income	—	—	—	252	—	39	291
Balance, March 31, 2015	1,942	$19	$—	$20,887	$(457)	$1,555	$22,004
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
EMC’s Pivotal business (“Pivotal”) unites strategic technology, people and programs from EMC and VMware and has built a new platform comprised of next-generation data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support Big and Fast Data applications. On top of this platform is the Company’s agile development services business. These capabilities are made available through Pivotal’s three primary offerings: Pivotal Cloud Foundry, the Pivotal Big Data Suite and Pivotal Labs.
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
At the effective time of the Merger (“Effective Time”), each share of EMC common stock issued and outstanding will be canceled and converted into the right to receive (i) $24.05 in cash and (ii) a number of shares of common stock of Denali designated as Class V Common Stock, par value $0.01 per share (the “Class V Common Stock”), equal to the quotient obtained by dividing (A) 222,966,450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the Effective Time. The aggregate number of shares of Class V Common Stock issued as Merger Consideration in the transaction is intended to represent 65% of EMC’s economic interest in the approximately 81% of the outstanding shares of VMware currently owned by EMC, reflecting approximately 53% of the total economic interest in the outstanding shares of VMware. Upon completion of the transaction, Denali will retain the remaining 28% of the total economic interest in the outstanding shares of VMware.  Based on the estimated number of shares of EMC common stock outstanding at the closing of the transaction, EMC shareholders are expected to receive approximately 0.111 shares of Class V Common Stock for each share of EMC common stock.
The Merger Agreement contains specified termination rights for both Denali and EMC, including that, in general, either party may terminate the agreement if the Merger is not consummated on or before December 16, 2016. If EMC terminates the Merger Agreement, EMC is required to pay Denali a termination fee of $2.5 billion. If Denali terminates the Merger Agreement, they are required to pay a termination fee of $4 billion under specified circumstances, and in certain instances, an alternative termination fee of $6 billion.
The transaction is expected to close in mid-2016. The completion of the Merger is subject to certain conditions including EMC shareholder approval, the receipt of certain other regulatory approvals in various jurisdictions and the effectiveness of the registration statement on Form S-4 to be filed by Denali in connection with the registration of shares of Class V Common Stock issuable in connection with the Merger.

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
Under the terms of the Merger Agreement, EMC is required to provide Denali with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to repatriate cash to meet the requirements of the Merger. To date, EMC has asserted overseas cash as indefinitely reinvested; however if these overseas funds are required to be repatriated to the U.S. in accordance with the Merger Agreement, EMC may be required to accrue and pay U.S. taxes to repatriate these funds.
Other than transaction expenses associated with the proposed Merger, the terms of the Merger Agreement did not impact EMC’s consolidated financial statements as of and for the three months ended March 31, 2016.
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
Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The interim consolidated financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the results as of and for the three-month periods ended March 31, 2016 and 2015.
Net Income Per Share
Basic net income per weighted average share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per weighted average share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, restricted stock and restricted stock units. Additionally, for purposes of calculating diluted net income per weighted average share, net income is adjusted for the difference between VMware’s reported diluted and basic net income per weighted average share, if any, multiplied by the number of shares of VMware held by EMC.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to stock-based compensation which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This standard is effective beginning January 1, 2017, with early application permitted.  We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued a standard on leases which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires modified retrospective adoption and is effective beginning January 1, 2019, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
2.  Non-controlling Interests
The non-controlling interests’ share of equity in VMware is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets and was $1,581 million and $1,481 million as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, EMC held approximately 97% of the combined voting power of VMware’s outstanding common stock and approximately 81% of the economic interest in VMware.
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
The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying consolidated balance sheets as $96 million and $98 million as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, EMC consolidated held approximately 83% of the economic interest in Pivotal.
The effect of changes in our ownership interest in VMware and Pivotal on our equity was as follows (table in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Net income attributable to EMC Corporation	$268	$252
Transfers (to) from the non-controlling interests:
Increase in EMC Corporation’s additional paid-in-capital for VMware and Pivotal equity issuances	21	30
Decrease in EMC Corporation’s additional paid-in-capital for VMware’s and Pivotal’s other equity activity	(57)	(331)
Net transfers (to) from non-controlling interest	(36)	(301)
Change from net income attributable to EMC Corporation and transfers from the non-controlling interest in VMware, Inc.	$232	$(49)
3.  Debt

Short-Term Debt
On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of March 31, 2016, we were in compliance with customary required covenants. At March 31, 2016, we had no funds borrowed and at December 31, 2015, we had $600 million outstanding under the credit facility. Amounts outstanding under the credit facility are presented in short-term debt in the consolidated balance sheets with the issuances and proceeds presented on a net basis in the consolidated statement of cash flows due to their short term nature.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of March 31, 2016, we were in compliance with customary required covenants. At March 31, 2016, we had $925 million of Commercial Paper outstanding, with a weighted-average interest rate of 0.95% and maturities ranging from 13 days to 30 days at the time of issuance. At December 31, 2015, we had $699 million of Commercial Paper outstanding. Commercial Paper outstanding is presented in short-term debt in the consolidated balance sheets, and the issuances and proceeds of the Commercial Paper are presented on a net basis in the consolidated statement of cash flows due to their short term nature. At May 5, 2016, we had $1,285 million of Commercial Paper outstanding.

Long-Term Debt

During 2013, we issued $5.5 billion of Notes which pay a fixed rate of interest semi-annually in arrears. The proceeds from the Notes were used to satisfy the cash payment obligation of the $1,725 billion 1.75% convertible senior notes due 2013 as well as for general corporate purposes including stock repurchases, dividend payments, business acquisitions, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of March 31, 2016, we were in compliance with all debt covenants, which are customary in nature.

Our long-term debt as of March 31, 2016 was as follows (dollars in millions):

Senior Notes	Issued at Discount to Par	Carrying Value
$2.5 billion 1.875% Notes due 2018	99.943%	$2,499
$2.0 billion 2.650% Notes due 2020	99.760%	1,997
$1.0 billion 3.375% Notes due 2023	99.925%	1,000
		$5,496
Debt issuance costs		(19)
Net long-term debt		$5,477

The unamortized discount on the Notes consists of $4 million, which will be fully amortized by June 1, 2023. The effective interest rate on the Notes was 2.55% for the three months ended March 31, 2016.
4.  Fair Value of Financial Assets and Liabilities
Our fixed income and equity investments are classified as available for sale and recorded at their fair market values. We determine fair value using the following hierarchy:

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
Most of our fixed income securities are classified as Level 2, with the exception of some of our U.S. government and agency obligations and our investments in publicly traded equity securities, which are classified as Level 1, and all of our auction rate securities, which are classified as Level 3. In addition, our strategic investments held at cost are classified as Level 3. At March 31, 2016, the vast majority of our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. In the event observable inputs are not available, we assess other factors to determine the security’s market value, including broker quotes or model valuations. Each month, we perform independent price verifications of all of our fixed income holdings. In the event a price fails a pre-established

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.
In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. Our publicly traded equity securities are classified as long-term investments and our strategic investments held at cost are classified as other assets. As a result of the lack of liquidity for auction rate securities, we have classified these as long-term investments as of March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, all of our short- and long-term investments, excluding auction rate securities, were recognized at fair value, which was determined based upon observable inputs from our pricing vendors for identical or similar assets. At March 31, 2016 and December 31, 2015, auction rate securities were valued using a discounted cash flow model.

The following tables summarize the composition of our short- and long-term investments at March 31, 2016 and December 31, 2015 (tables in millions):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,054	$5	$(1)	$2,058
U.S. corporate debt securities	2,364	11	(2)	2,373
High yield corporate debt securities	220	3	(8)	215
Asset-backed securities	13	—	—	13
Municipal obligations	640	—	—	640
Auction rate securities	25	—	(2)	23
Foreign debt securities	2,298	6	(2)	2,302
Total fixed income securities	7,614	25	(15)	7,624
Publicly traded equity securities	113	18	(9)	122
Total	$7,727	$43	$(24)	$7,746

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
U.S. government and agency obligations	$2,449	$—	$(8)	$2,441
U.S. corporate debt securities	2,257	1	(10)	2,248
High yield corporate debt securities	307	2	(22)	287
Asset-backed securities	20	—	—	20
Municipal obligations	731	1	—	732
Auction rate securities	27	—	(2)	25
Foreign debt securities	2,332	—	(9)	2,323
Total fixed income securities	8,123	4	(51)	8,076
Publicly traded equity securities	126	40	(8)	158
Total	$8,249	$44	$(59)	$8,234

We held approximately $2,302 million in foreign debt securities at March 31, 2016. These securities have an average credit rating of A+, and approximately 4% of these securities are deemed sovereign debt with an average credit rating of AA+. None of the securities deemed sovereign debt are from Argentina, Greece, Italy, Ireland, Portugal, Spain, Cyprus or Puerto Rico.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015 (tables in millions):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash	$2,305	$—	$—	$2,305
Cash equivalents	4,025	894	—	4,919
U.S. government and agency obligations	1,258	800	—	2,058
U.S. corporate debt securities	—	2,373	—	2,373
High yield corporate debt securities	—	215	—	215
Asset-backed securities	—	13	—	13
Municipal obligations	—	640	—	640
Auction rate securities	—	—	23	23
Foreign debt securities	—	2,302	—	2,302
Publicly traded equity securities	122	—	—	122
Total cash and investments	$7,710	$7,237	$23	$14,970
Other items:
Strategic investments held at cost	$—	$—	$385	$385
Investment in joint venture	—	—	39	39
Long-term debt carried at discounted cost	—	(5,186)	—	(5,186)
Foreign exchange derivative assets	—	74	—	74
Foreign exchange derivative liabilities	—	(79)	—	(79)
Commodity derivative liabilities	—	(6)	—	(6)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash	$2,095	$—	$—	$2,095
Cash equivalents	3,861	593	—	4,454
U.S. government and agency obligations	1,495	946	—	2,441
U.S. corporate debt securities	—	2,248	—	2,248
High yield corporate debt securities	—	287	—	287
Asset-backed securities	—	20	—	20
Municipal obligations	—	732	—	732
Auction rate securities	—	—	25	25
Foreign debt securities	—	2,323	—	2,323
Publicly traded equity securities	158	—	—	158
Total cash and investments	$7,609	$7,149	$25	$14,783
Other items:
Strategic investments held at cost	$—	$—	$384	$384
Investment in joint venture	—	—	39	39
Long-term debt carried at discounted cost	—	(4,999)	—	(4,999)
Foreign exchange derivative assets	—	39	—	39
Foreign exchange derivative liabilities	—	(78)	—	(78)
Commodity derivative liabilities	—	(4)	—	(4)

Our auction rate securities are predominantly rated investment grade and are primarily collateralized by student loans. The underlying loans of all but one of our auction rate securities, with a market value of $4 million, have partial guarantees by the U.S. government as part of the Federal Family Education Loan Program (“FFELP”) through the U.S. Department of Education. FFELP guarantees at least 95% of the loans which collateralize the auction rate securities. We believe the quality of the collateral underlying most of our auction rate securities will enable us to recover our principal balance.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

To determine the estimated fair value of our investment in auction rate securities, we use a discounted cash flow model using a five year time horizon. As of March 31, 2016, the coupon rates used ranged from 1% to 3% and the discount rate was 1%, which rate represents the rate at which similar FFELP backed securities with a five year time horizon outside of the auction rate securities market were trading at March 31, 2016. The assumptions used in preparing the discounted cash flow model include an incremental discount rate for the lack of liquidity in the market (“liquidity discount margin”) for an estimated period of time. The discount rate we selected was based on AA-rated banks as the majority of our portfolio is invested in student loans where EMC acts as a financier to these lenders. The liquidity discount margin represents an estimate of the additional return an investor would require for the lack of liquidity of these securities over an estimated five year holding period. The rate used for the discount margin was 1% at both March 31, 2016 and December 31, 2015 due to the narrowing of credit spreads on AA-rated banks during 2015 and into 2016.

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

During the three months ended March 31, 2016 and 2015, there were no material changes to the fair value of our auction rate securities.

EMC has a 49% ownership percentage of LenovoEMC Limited, a joint venture with Lenovo that was formed in 2012. We account for our LenovoEMC joint venture using the fair value method of accounting. To determine the estimated fair value at inception of our investment, we used a discounted cash flow model using a three year time horizon, and utilized a discount rate of 6%, which represented the incremental borrowing rate for a market participant. The assumptions used in preparing the discounted cash flow model include an analysis of estimated Lenovo NAS revenue against a prescribed target as well as consideration of the purchase price put and call features included in the joint venture agreement. The put and call features create a floor and a cap on the fair value of the investment. As such, there is a limit to the impact on the fair value that would result from significant changes in the unobservable inputs. There were no material changes to the fair value of this joint venture during the three months ended March 31, 2016 or 2015.

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

Investment Losses

Unrealized losses on investments at March 31, 2016 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$466	$(1)	$—	$—	$466	$(1)
U.S. corporate debt securities	485	(2)	—	—	485	(2)
High yield corporate debt securities	99	(6)	23	(2)	122	(8)
Auction rate securities	—	—	23	(2)	23	(2)
Foreign debt securities	721	(1)	81	(1)	802	(2)
Publicly traded equity securities	2	(1)	2	(8)	4	(9)
Total	$1,773	$(11)	$129	$(13)	$1,902	$(24)
For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2016, we have concluded that currently we neither plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Contractual Maturities
The contractual maturities of fixed income securities held at March 31, 2016 are as follows (table in millions):

	March 31, 2016
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,542	$2,543
Due after 1 year through 5 years	4,496	4,509
Due after 5 years through 10 years	332	330
Due after 10 years	244	242
Total	$7,614	$7,624

Short-term investments on the consolidated balance sheet include $34 million in variable rate notes which have contractual maturities in 2016, and are not classified within investments due within one year above.
5.  Inventories
Inventories consist of (table in millions):

	March 31, 2016	December 31, 2015
Work-in-process	$590	$592
Finished goods	643	653
	$1,233	$1,245
6.  Accounts and Notes Receivable and Allowance for Credit Losses
Accounts and notes receivable are recorded at cost. The portion of our notes receivable due in one year or less are included in accounts and notes receivable and the long-term portion is included in other assets, net on the consolidated balance sheets. Lease receivables arise from sales-type leases of products. We typically sell, without recourse, the contractual right to the lease payment stream and assets under lease to third parties. For certain customers, we retain the lease.
The contractual amounts due under the leases we retained as of March 31, 2016 were as follows (table in millions):

Year	Contractual Amounts Due Under Leases
Due within one year	$50
Due within two years	37
Due within three years	26
Thereafter	3
Total	116
Less: Amounts representing interest	7
Present value	109
Current portion (included in accounts and notes receivable)	46
Long-term portion (included in other assets, net)	$63
Subsequent to March 31, 2016, we sold $19 million of these notes to third parties without recourse.
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the event we determine that a lease may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of March 31, 2016, amounts from lease receivables past due for more than 90 days were not significant.
During the three months ended March 31, 2016 and 2015, there were no material changes to our allowance for credit losses related to lease receivables. Gross lease receivables totaled $116 million and $154 million as of March 31, 2016 and December 31, 2015, respectively, before the allowance. The components of these balances were individually evaluated for impairment and included in our allowance determination as necessary.
7.  Property, Plant and Equipment
Property, plant and equipment consist of (table in millions):

	March 31, 2016	December 31, 2015
Furniture and fixtures	$286	$283
Equipment and software	7,474	7,378
Buildings and improvements	2,382	2,373
Land	172	171
Building construction in progress	97	83
	10,411	10,288
Accumulated depreciation	(6,605)	(6,438)
	$3,806	$3,850
Property, plant and equipment at March 31, 2016 includes $52 million for facilities not yet placed in service that we are holding for future use.
8.  Accrued Expenses
Accrued expenses consist of (table in millions):

	March 31, 2016	December 31, 2015
Salaries and benefits	$957	$1,189
Product warranties	151	172
Dividends payable (see Note 10)	239	234
Partner rebates	181	221
Restructuring, current (See Note 11)	250	333
Derivatives	85	82
Other	859	892
	$2,722	$3,123

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Warranties
Systems sales include a standard product warranty. At the time of the sale, we accrue for systems’ warranty costs. The initial systems’ warranty accrual is based upon our historical experience, expected future costs and specific identification of systems’ requirements. Upon sale or expiration of the initial warranty, we may sell additional maintenance contracts to our customers. Revenue from these additional maintenance contracts is included in deferred revenue and recognized ratably over the service period. The following represents the activity in our warranty accrual for the three months ended March 31, 2016 and 2015 (table in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Balance, beginning of the period	$172	$207
Provision	25	33
Amounts charged against the accrual	(46)	(52)
Balance, end of the period	$151	$188
The provision includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.
9.  Income Taxes

Our effective income tax rates were 23.1% and 22.0% for the three months ended March 31, 2016 and 2015, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2016, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and federal tax credit for increasing research activities. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three months ended March 31, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. On December 18, 2015, the Consolidated Appropriations Act, 2016 was signed into law. Some of the provisions were retroactive to January 1, 2015 including a permanent extension of the U.S. federal tax credit for increasing research activities.

Our effective income tax rate increased in the three months ended March 31, 2016 from the three months ended March 31, 2015 due primarily to higher state taxes. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. In the third quarter of 2012, the IRS commenced a federal income tax audit for the tax years 2009 and 2010. The IRS completed their field audit for the tax years 2009 and 2010 and issued Revenue Agent Reports (“RARs”) in the first quarter of 2016. We disagree with certain proposed adjustments and have filed a formal protest to the IRS Appeals Division. In the first quarter of 2015, the IRS commenced a federal income tax audit for the tax year 2011, which is still ongoing. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2004. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our consolidated balance sheets. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our consolidated results of operations or financial position.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Shareholders’ Equity
The reconciliation from basic to diluted earnings per share for both the numerators and denominators is as follows (table in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net income attributable to EMC Corporation	$268	$252
Incremental dilution from VMware	—	(1)
Net income – dilution attributable to EMC Corporation	$268	$251
Denominator:
Weighted average shares, basic	1,949	1,974
Weighted common stock equivalents	16	22
Weighted average shares, diluted	1,965	1,996
Restricted stock awards, restricted stock units and options to acquire shares of our common stock in the amount of 2 million and 1 million for the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The incremental dilution from VMware represents the impact of VMware’s dilutive securities on EMC’s consolidated diluted net income per share and is calculated by multiplying the difference between VMware’s basic and diluted earnings per share by the number of VMware shares owned by EMC.
Repurchase of Common Stock
We utilize both authorized and unissued shares (including repurchased shares) for all issuances under our equity plans. Our Board of Directors authorized the repurchase of 250 million shares of our common stock in December 2014. For the three months ended March 31, 2016, we did not repurchase any shares of our common stock. Of the 250 million shares authorized for repurchase, we have repurchased 27 million shares to-date at a total cost of $715 million, leaving a remaining balance of 223 million shares authorized for future repurchases.

During April 2016, VMware’s Board of Directors authorized the repurchase of up to an aggregate of $1.2 billion of VMware’s Class A common stock through the end of 2016, which includes the amount remaining from VMware’s previous stock repurchase authorization announced on January 27, 2015, which was $835 million as of March 31, 2016. All shares repurchased under VMware’s stock repurchase programs are retired. For the three months ended March 31, 2016, VMware did not repurchase any shares of its Class A common stock as it is currently subject to a number of legal and regulatory constraints resulting from the Merger Agreement which impacts the timing and ability to execute repurchases of VMware’s shares.

Cash Dividend on Common Stock

EMC pays a quarterly dividend of $0.115 per share of common stock to EMC shareholders, subject to the approval of our Board of Directors. Our Board of Directors declared the following dividends during 2016 and 2015:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2016:
February 11, 2016	$0.115	April 1, 2016	$229	April 22, 2016

2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015
May 20, 2015	$0.115	July 1, 2015	$226	July 23, 2015
July 30, 2015	$0.115	October 1, 2015	$229	October 23, 2015
December 17, 2015	$0.115	January 4, 2016	$230	January 22, 2016

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, for the three months ended March 31, 2016 and 2015 consist of the following (tables in millions):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2015(a)	$(356)	$(10)	$(89)	$(125)	$1	$(579)
Other comprehensive income (loss) before reclassifications	3	20	(4)	—	(4)	15
Net losses (gains) reclassified from accumulated other comprehensive income	—	2	4	—	—	6
Net current period other comprehensive income (loss)	3	22	—	—	(4)	21
Balance as of March 31, 2016(b)	$(353)	$12	$(89)	$(125)	$(3)	$(558)
__________________

(a)	Net of taxes (benefits) of $(5) million for unrealized net gains on investments, $(56) million for unrealized net losses on derivatives and $(71) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $7 million for unrealized net gains on investments, $(55) million for unrealized net losses on derivatives and $(71) million for actuarial net loss on pension plans.

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Investments	Unrealized Net Losses on Derivatives	Recognition of Actuarial Net Loss from Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income Attributable to the Non-controlling Interest in VMware, Inc.	Total
Balance as of December, 31 2014(a)	$(187)	$49	$(99)	$(126)	$(3)	$(366)
Other comprehensive income (loss) before reclassifications	(104)	19	14	—	(1)	(72)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(8)	(11)	—	—	(19)
Net current period other comprehensive income (loss)	(104)	11	3	—	(1)	(91)
Balance as of March 31, 2015(b)	$(291)	$60	$(96)	$(126)	$(4)	$(457)
__________________

(a)	Net of taxes (benefits) of $31 million for unrealized net gains on investments, $(64) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

(b)	Net of taxes (benefits) of $38 million for unrealized net gains on investments, $(61) million for unrealized net losses on derivatives and $(70) million for actuarial net loss on pension plans.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 are as follows (table in millions):

	For the Three Months Ended
Accumulated Other Comprehensive Income Components	March 31, 2016	March 31, 2015	Impacted Line Item on Consolidated Income Statements
Net (loss) gain on investments:	$(2)	$14	Investment income
	—	(6)	Provision for income tax
Net of tax	$(2)	$8

Net (loss) gain on derivatives:
Foreign exchange contracts	$—	$20	Product sales revenue
Foreign exchange contracts	—	(3)	Cost of product sales
Interest rate swap	(6)	(6)	Other interest expense
Total net (loss) gain on derivatives before tax	(6)	11
	2	—	Provision for income tax
Net of tax	$(4)	$11
11.  Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2016 and 2015, we incurred restructuring and acquisition-related charges of $49 million and $135 million, respectively. For the three months ended March 31, 2016, EMC incurred a $5 million credit related to our prior restructuring programs. For the three months ended March 31, 2016, VMware incurred $53 million of restructuring charges, primarily related to its current year restructuring program, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

For the three months ended March 31, 2015, EMC incurred $111 million of restructuring charges, primarily related to our 2015 restructuring programs, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three months ended March 31, 2015, VMware incurred $22 million of restructuring charges, primarily related to its 2015 restructuring programs, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

In the first quarter of 2016, EMC did not commence any new restructuring programs. In the first quarter of 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result, approximately 800 positions at VMware were eliminated during the three months ended March 31, 2016. All actions relating to VMware’s plan are expected to be completed within a year of the start of the program.

In the first quarter of 2015, EMC implemented restructuring programs to create further operational efficiencies which resulted in a workforce reduction of approximately 1,320 positions. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Enterprise Content Division segments. All of these actions were completed within a year of the start of the program. In the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. All of these actions were completed within a year of the start of the program.

For the three months ended March 31, 2016 and 2015, we recognized $5 million and $6 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These accruals are expected to be utilized by the end of 2018.

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity for the restructuring programs is presented below (tables in millions):

Three Months Ended March 31, 2016:

Other EMC Programs
Category	Balance as of December 31, 2015	2016 Charges	Utilization	Balance as of March 31, 2016
Workforce reductions	$322	$(10)	$(99)	$213
Consolidation of excess facilities and other contractual obligations	20	5	(3)	22
Total	$342	$(5)	$(102)	$235

VMware Programs
Category	Balance as of December 31, 2015	2016 Charges	Utilization	Balance as of March 31, 2016
Workforce reductions	$3	$50	$(26)	$27
Consolidation of excess facilities and other contractual obligations	—	3	—	3
Total	$3	$53	$(26)	$30

Three Months Ended March 31, 2015:

2015 EMC Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of March 31, 2015
Workforce reductions	$—	$107	$(11)	$96
Consolidation of excess facilities and other contractual obligations	—	6	—	6
Total	$—	$113	$(11)	$102

Other EMC Programs
Category	Balance as of December 31, 2014	Adjustments to the Provision	Utilization	Balance as of March 31, 2015
Workforce reductions	$102	$(2)	$(39)	$61
Consolidation of excess facilities and other contractual obligations	19	—	(5)	14
Total	$121	$(2)	$(44)	$75

VMware Programs
Category	Balance as of December 31, 2014	2015 Charges	Utilization	Balance as of March 31, 2015
Workforce reductions	$8	$22	$(14)	$16
Consolidation of excess facilities and other contractual obligations	—	—	—	—
Total	$8	$22	$(14)	$16
12.  Commitments and Contingencies
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

Merger-Related Litigation

As of May 5, 2016, fifteen putative shareholder class action lawsuits challenging the Merger have been filed, of which thirteen were filed purportedly on behalf of Company shareholders and two purportedly on behalf of VMware shareholders. The lawsuits name various combinations of the Company, its current and former directors, VMware, certain of VMware’s directors, Denali, Dell and Merger Sub, among others, as defendants. The fifteen lawsuits seek, among other things, injunctive relief enjoining the Merger, rescission of the Merger if consummated, an award of fees and costs and/or an award of monetary damages. The suits are captioned as follows:

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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

M. Tucci, et al. That action, brought in the Business Litigation Session of the Suffolk County Superior Court, named as defendants the Company and each member of its Board of Directors (as constituted as of October 12, 2015), Denali, Dell and Merger Sub.

The Company and its directors moved to dismiss the amended complaint in the IBEW matter pursuant to provisions of the Massachusetts Business Corporation Act, M.G.L. c. 156D, § 7.40 et seq., and Rules 12(b)(6) and 23.1 of the Massachusetts Rules of Civil Procedure, on the basis that the complaint asserts a derivative action on behalf of the Company and should be dismissed for failure to make the requisite pre-suit demand on the Company. On December 7, 2015 the Court granted this motion and on December 24, 2015 the court entered judgment dismissing each of the consolidated actions. On January 21, 2016, three of the plaintiffs served notice that they will appeal this judgment. On April 29, 2016, the appeal was docketed in the Massachusetts Appeals Court as case number 2016-P-0595. On May 2, 2016, the appellants filed an application for direct appellate review in the Massachusetts Supreme Judicial Court as Direct Appellate Review No. DAR-24347.

On January 11, 2016, following the state court judgment and a motion by the Company and its directors to stay or dismiss the two lawsuits then pending in the United States District Court for the District of Massachusetts, the plaintiffs in those cases amended their complaints to eliminate the initial claims based on Massachusetts state law and substitute allegations that the preliminary proxy statement/prospectus dated December 14, 2015 omits and/or misrepresents material information and that such omissions and misrepresentations constitute violations of Section 14(a) of, and Rule 14a-9 under, the Securities Exchange Act of 1934. Two additional lawsuits have since been filed in the same court advancing substantially the same proxy-disclosure-based allegations.

Of the two lawsuits filed purportedly on behalf of VMware shareholders, one was filed in Middlesex County Superior Court in Massachusetts, and the other in Delaware Chancery Court. Both generally allege that the Company, in its capacity as the majority shareholder of VMware, and individual defendants who are directors of the Company, VMware, or both, breached their fiduciary duties to minority shareholders of VMware in connection with the Merger. Both further allege that various combinations of defendants aided and abetted these alleged breaches of fiduciary duties. The Company, VMware, Denali, Dell, Merger Sub, and other defendants have served or filed motions to dismiss the operative complaints in both actions.

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
13.  Segment Information
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

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for the three months ended March 31, 2016 and 2015 is as follows (tables in millions, except percentages):

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended
March 31, 2016
Revenues:
Product revenues	$1,960	$29	$95	$2,084	$27	$2,111
Services revenues	1,487	105	133	1,725	56	1,781
Total consolidated revenues	3,447	134	228	3,809	83	3,892

Gross profit	$1,711	$91	$151	$1,953	$34	$1,987
Gross profit percentage	49.6%	68.0%	66.4%	51.3%	41.2%	51.1%

Research and development				378	34	412
Selling, general and administrative				1,084	58	1,142
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				1,462	92	1,554
Operating income (expense)				$491	$(58)	$433

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Three Months Ended
March 31, 2016
Revenues:
Product revenues	$2,111	$571	$—	$2,682
Services revenues	1,781	1,012	—	2,793
Total consolidated revenues	3,892	1,583	—	5,475

Gross profit	$1,987	$1,373	$(100)	$3,260
Gross profit percentage	51.1%	86.7%	—%	59.5%

Research and development	412	283	119	814
Selling, general and administrative	1,142	644	201	1,987
Restructuring and acquisition-related charges	—	—	49	49
Total operating expenses	1,554	927	369	2,850

Operating income (expense)	433	446	(469)	410

Non-operating income (expense), net	(15)	9	(18)	(24)
Income tax provision (benefit)	75	128	(114)	89
Net income	343	327	(373)	297
Net income attributable to the non-controlling interests	1	(68)	38	(29)
Net income attributable to EMC Corporation	$344	$259	$(335)	$268

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	EMC Information Infrastructure
	Information Storage	Enterprise Content Division	RSA Information Security	EMC Information Infrastructure	Pivotal	EMC Information Infrastructure plus Pivotal
Three Months Ended
March 31, 2015
Revenues:
Product revenues	$2,179	$27	$100	$2,306	$16	$2,322
Services revenues	1,484	111	148	1,743	38	1,781
Total consolidated revenues	3,663	138	248	4,049	54	4,103

Gross profit	$1,850	$90	$165	$2,105	$22	$2,127
Gross profit percentage	50.5%	65.2%	66.6%	52.0%	40.3%	51.9%

Research and development				424	27	451
Selling, general and administrative				1,169	49	1,218
Restructuring and acquisition-related charges				—	—	—
Total operating expenses				1,593	76	1,669
Operating income (expense)				$512	$(54)	$458

	EMC Information Infrastructure plus Pivotal	VMware Virtual Infrastructure	Corp Reconciling Items	Consolidated
Three Months Ended
March 31, 2015
Revenues:
Product revenues	$2,322	$583	$—	$2,905
Services revenues	1,781	927	—	2,708
Total consolidated revenues	4,103	1,510	—	5,613

Gross profit	$2,127	$1,311	$(99)	$3,339
Gross profit percentage	51.9%	86.8%	—%	59.5%

Research and development	451	247	90	788
Selling, general and administrative	1,218	604	215	2,037
Restructuring and acquisition-related charges	—	—	135	135
Total operating expenses	1,669	851	440	2,960

Operating income (expense)	458	460	(539)	379

Non-operating income (expense), net	(14)	8	—	(6)
Income tax provision (benefit)	126	89	(133)	82
Net income	318	379	(406)	291
Net income attributable to the non-controlling interests	—	(74)	35	(39)
Net income attributable to EMC Corporation	$318	$305	$(371)	$252

EMC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenues are attributed to the geographic areas according to the location of the customers. Revenues by geographic area are included in the following table (table in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
United States	$2,897	$3,013
Europe, Middle East and Africa	1,537	1,559
Asia Pacific and Japan	740	729
Latin America, Mexico and Canada	301	312
Total	$5,475	$5,613

No country other than the United States accounted for 10% or more of revenues during the three months ended March 31, 2016 or 2015.

Long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, in the United States were $4,566 million at March 31, 2016 and $4,584 million at December 31, 2015. Internationally, long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets, were $1,037 million at March 31, 2016 and $1,053 million at December 31, 2015. No country other than the United States accounted for 10% or more of total long-lived assets, excluding financial instruments and deferred tax assets, at March 31, 2016 or December 31, 2015.

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
In the second quarter of 2015, we initiated a cost reduction and business transformation program to better align our expenses and improve the operations of our federation of businesses. This program is primarily in response to increased pressure on our traditional storage businesses and accordingly, the vast majority of this program is focused on our EMC Information Infrastructure segment. The goal of this cost reduction and business transformation program is to reduce our current annual cost base by $850 million. We expect the $850 million reduction in our annual cost base to be achieved in 2017. As part of this cost reduction plan, in the fourth quarter of 2015, we approved a restructuring plan which consisted of a reduction in force which was substantially completed by the end of the first quarter of 2016 and will be fully completed by the end of 2016.

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
For additional information related to the Merger Agreement, please refer to the Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on April 11, 2016, which includes the full text of the Merger Agreement as Annex A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

EMC Information Infrastructure
Our EMC Information Infrastructure business consists of three segments: Information Storage, Enterprise Content Division, formerly known as Information Intelligence Group, and RSA Information Security. The objective for our EMC Information Infrastructure business is to simultaneously increase our market share through our strong portfolio of offerings while investing in the business. During the first quarter of 2016, we continued to invest in expanding our total addressable market through increased internal R&D and through business acquisitions, with a focus on flash, Big Data storage, software-defined storage and converged infrastructure to facilitate the enablement of hybrid cloud infrastructures. We have developed a product portfolio to address customer needs that enables the adoption of hybrid cloud approaches as most enterprises and organizations embark on IT transformation initiatives incorporating both new and traditional storage architectures including converged infrastructure, cloud services, Flash, storage sharing, and software-defined and software-managed architectures. Our go-to market model, where we continue to leverage our direct sales force and services organization, as well as our channel and services partners and service providers, positions us well to help enable customers to transition to cloud computing and benefit from Big Data in the most advantageous manner for their businesses.
Pivotal
Pivotal is focused on building a platform comprising the next generation of data fabrics, application fabrics and a cloud independent platform-as-a-service (“PaaS”) to support cloud computing and Big and Fast Data Applications. The foundation of our technology platform, Pivotal Cloud Foundry (“Pivotal CF”), continues to gain momentum as an open platform for developing and operating new cloud applications that can be run on multiple leading private and public clouds, in addition to our own, and not lock a customer into any one cloud in particular. It continues to enable developers to produce next generation applications and user experiences as well as transform existing applications to operate with greater speed at lower costs. On top of this platform, Pivotal will continue to offer its own suite of big and fast data capabilities, the Big Data Suite (“BDS”), featuring game changing innovations that use Hadoop Distributed File System (“HDFS”) and scalar processing technologies. Additionally, its agile development services business, Pivotal Labs, continues to help existing customers and digital era startups build industrial-strength applications with more agility, more speed, and better quality. Pivotal is becoming an increasingly important factor in our cross-federation solutions, which offer a combination of products, converged infrastructure and services that provide a unique value proposition to customers, positioning the business for rapid growth in the future.
VMware Virtual Infrastructure
VMware is a leader in virtualization and cloud infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. VMware develops and markets its product and service offerings within three main product groups and allows organizations to leverage synergies and manage IT resources across complex multi-cloud, multi-device environments. These three product and service areas include: SDDC or Software-Defined Data Center, Hybrid Cloud Computing and End-User Computing.

VMware generally sells its solutions using enterprise agreements (“EAs”) or as part of its non-EA, transactional, business. EAs are comprehensive volume license offerings, offered both directly by VMware and through certain channel partners that also provide for multi-year maintenance and support.

Historically, the majority of VMware license sales have been from VMware vSphere which is included in its compute product category within its SDDC product group. However, the market for VMware’s compute products is reaching maturity and VMware vSphere license sales have been declining. As the transformation of the IT industry continues, VMware expects that its growth of license sales within the SDDC product group will be increasingly derived from sales of its newer products, suites and services solutions across its SDDC portfolio. Hybrid cloud computing continued to grow during the three months ended March 31, 2016. VMware’s cloud strategy has three components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud, and (iii) connect and secure endpoints across a range of public clouds. VMware’s end-user computing product group continues to experience strong growth. VMware’s AirWatch business model includes an on-premise solution that it offers through the sale of perpetual licenses and an off-premise solution that it offers as software-as-a-service. AirWatch and Horizon products and services continued to contribute to the growth of its end-user computing product group during the three months ended March 31, 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS
Revenues
The following table presents total revenue by our segments (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Information Storage	$3,447	$3,663	$(216)	(6)%
Enterprise Content Division	134	138	(4)	(3)%
RSA Information Security	228	248	(20)	(8)%
Pivotal	83	54	29	56%
VMware Virtual Infrastructure	1,583	1,510	73	5%
Total consolidated revenues	$5,475	$5,613	$(138)	(2)%

Consolidated product revenues decreased 8% to $2,682 million for the three months ended March 31, 2016. The decrease was primarily driven by the decrease in product revenue in the Information Storage segment. Our Information Storage business continues to be negatively impacted by the rapidly changing IT macro environment where our customers are changing their buying patterns and needs. Additionally, during the first part of 2016, our business results were again negatively impacted by currency fluctuations.

The Information Storage segment’s product revenues decreased 10% to $1,960 million for the three months ended March 31, 2016. This decrease was primarily driven by declines in our traditional high-end and mid-tier storage product sales as customers continue to purchase these product categories primarily to cover short-term needs as they begin to drive digital transformation of their IT infrastructures.  Additionally, product revenues for the three months ended March 31, 2016 were negatively impacted by foreign currency fluctuations and higher than expected unshipped orders at March 31, 2016 as customers remained cautious about their transactional spend and placed their orders very late in the quarter. The decrease in our traditional product revenues for the three months ended March 31, 2016 was partially offset by growth in product revenues from our newer storage technologies, which include our all-flash XIO and VMAX, Isilon scale-out file, Data Domain purpose built backup appliance, Converged Infrastructure, and Software-Defined Storage products.

The Pivotal segment’s product revenues increased 72% to $27 million for the three months ended March 31, 2016 primarily due to a significant increase in subscription orders in the current and prior year for Pivotal CF and BDS which earn out over time. Pivotal is benefiting from the transition to next-gen applications by the enterprise and continues to expand the number of customers adopting Pivotal CF.

The VMware Virtual Infrastructure segment’s product revenues decreased 2% to $571 million for the three months ended March 31, 2016. The decrease in product revenues was driven by lower license sales of its core compute products and growth derived from its hybrid cloud and SaaS offerings, partially offset by increased sales in VMware’s emerging products, including NSX and vSAN, as well as VMware’s vCAN offering. Perpetual license revenues that are part of a multi-year arrangement are generally recognized upon delivery of the underlying license using the residual method, whereas revenues derived from VMware’s hybrid cloud and SaaS offerings are recognized over a period of time. Growth from VMware’s hybrid cloud and SaaS offerings have resulted in less revenue being recognized up-front which has had an adverse impact on its growth rate during the first quarter of 2016.

The RSA Information Security segment’s product revenues decreased 5% to $95 million for the three months ended March 31, 2016 resulting from declines in non-strategic products which more than offset growth in the rest of the RSA portfolio. Security remains a high customer priority and RSA is increasingly focused on the rapidly growing security analytics and next generation identity management solution as well as extending its market leadership in governance, risk and compliance (“GRC”) which enables them to help customers secure their cloud-based IT environments.

The Enterprise Content Division segment’s product revenues increased 7% to $29 million for the three months ended March 31, 2016 due to growth in license sales. This business continues to innovate to meet customers’ demand for technologies that work seamlessly in mobile cloud environments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Consolidated services revenues increased 3% to $2,793 million for the three months ended March 31, 2016. The consolidated services revenues increase was primarily driven by the Information Storage and VMware Virtual Infrastructure segments’ services revenues resulting from increased revenue associated with maintenance services.

The Information Storage segment’s services revenues were flat at $1,487 million for the three months ended March 31, 2016. Higher revenue associated with maintenance services due to a larger installed base as well as an increase in renewals associated with aforementioned customer caution on transactional spend was offset by decreased demand for professional services associated with lower product sales.

The Pivotal segment’s services revenues increased 49% to $56 million for the three months ended March 31, 2016. Services revenues increased primarily due to increases in professional services revenues resulting from continued strong demand for our Pivotal Labs services.

The VMware Virtual Infrastructure segment’s services revenues increased 9% to $1,012 million for the three months ended March 31, 2016. The increase in services revenues was primarily attributable to growth in VMware’s software maintenance revenues which benefited from renewals of software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales.

The RSA Information Security segment’s services revenues decreased 10% to $133 million for the three months ended March 31, 2016. Services revenues decreased primarily due to a decrease in professional services.

The Enterprise Content Division segment’s services revenues decreased 6% to $105 million for the three months ended March 31, 2016. Services revenues decreased primarily due to a decrease in software-as-a-service and professional services.
Consolidated revenues by geography were as follows (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015	% Change

United States	$2,897	$3,013	(4)%
Europe, Middle East and Africa	1,537	1,559	(1)%
Asia Pacific and Japan	740	729	2%
Latin America, Mexico and Canada	301	312	(4)%
Total revenues	$5,475	$5,613	(2)%
Revenues decreased in the three months ended March 31, 2016 compared to the same period in 2015 in the United States, Europe, Middle East and Africa and in Latin America, Mexico and Canada. Revenues increased in the three months ended March 31, 2016 compared to the same period in 2015 in Asia Pacific and Japan.
Changes in exchange rates negatively impacted consolidated revenue growth by 2% for the three months ended March 31, 2016. Exchange rates in Europe, Middle East and Africa had the most significant impact on EMC’s consolidated growth rate. The negative impact of the changes in rates was the most significant for the Euro, British pound, Australia dollar and Brazilian real.
Changes in exchange rates which impacted revenue growth rates in our geographic regions include negative impacts to growth in Europe, Middle East and Africa of 3%, Asia Pacific and Japan of 2% and Latin America of 10% for the three months ended March 31, 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Costs and Expenses

The following table presents our costs and expenses, operating income and net income attributable to EMC Corporation (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

Cost of revenue:
Information Storage	$1,736	$1,813	$(77)	(4)%
Enterprise Content Division	43	48	(5)	(11)%
RSA Information Security	77	83	(6)	(7)%
Pivotal	49	32	17	54%
VMware Virtual Infrastructure	210	199	11	5%
Corporate reconciling items	100	99	1	—%
Total cost of revenue	2,215	2,274	(59)	(3)%
Gross margins:
Information Storage	1,711	1,850	(139)	(8)%
Enterprise Content Division	91	90	1	1%
RSA Information Security	151	165	(14)	(8)%
Pivotal	34	22	12	59%
VMware Virtual Infrastructure	1,373	1,311	62	5%
Corporate reconciling items	(100)	(99)	(1)	—%
Total gross margin	3,260	3,339	(79)	(2)%
Operating expenses:
Research and development(1)	814	788	26	3%
Selling, general and administrative(2)	1,987	2,037	(50)	(2)%
Restructuring and acquisition-related charges	49	135	(86)	(64)%
Total operating expenses	2,850	2,960	(110)	(4)%
Operating income	410	379	31	8%
Investment income, interest expense and other expenses, net	(24)	(6)	(18)	322%
Income before provision for income taxes	386	373	13	3%
Income tax provision	89	82	7	8%
Net income	297	291	6	2%
Less: Net income attributable to the non-controlling interest in VMware, Inc.	(29)	(39)	10	(26)%
Net income attributable to EMC Corporation	$268	$252	$16	6%
___________

(1)	Amount includes corporate reconciling items of $119 million and $90 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Amount includes corporate reconciling items of $201 million and $215 million for the three months ended March 31, 2016 and 2015, respectively.
Gross Margins

Overall our gross margin percentages remained flat at 59.5% for the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 compared to 2015, the Information Storage segment decreased overall gross margins by 21 basis points, the RSA Information Security segment decreased overall gross margins by 3 points, and the Pivotal segment decreased overall gross margin by 9 basis points. These decreases were offset by the VMware Virtual Infrastructure segment, which increased overall gross margins by 34 basis points, and the Enterprise Content Division segment, which increased overall gross margins by 6 basis points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The gross margin percentages for the Information Storage segment were 49.6% and 50.5% for the three months ended March 31, 2016 and 2015, respectively. The decrease in gross margin percentage for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a decrease in product margins due to lower product volumes partially offset by an increase in services mix and services margins. Services margins increased as a result of the increase in the mix of maintenance services which have higher margins than professional services.

The gross margin percentages for the Pivotal segment were 41.2% and 40.3% for the three months ended March 31, 2016 and 2015, respectively. The increase in gross margin percentage for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in product margins and a shift in the mix of product revenue to products which have higher margins, somewhat offset by a decrease in services margins.

The gross margin percentages for the VMware Virtual Infrastructure segment were 86.7% and 86.8% for the three months ended March 31, 2016 and 2015, respectively. The slight decrease in gross margin percentage for the three months ended March 31, 2016 compared to the same period in 2015 was due to a higher mix of services revenues which have lower margins, partially offset by increases in both product and services margins year over year.

The gross margin percentages for the RSA Information Security segment were 66.4% and 66.6% for the three months ended March 31, 2016 and 2015, respectively. Gross margins decreased slightly for the three months ended March 31, 2016 compared to the same period in 2015 due to a slight decrease in services margins, somewhat offset by an increase in product margins.

The gross margin percentages for the Enterprise Content Division segment were 68.0% and 65.2% for the three months ended March 31, 2016 and 2015, respectively. The increase in gross margin percentage for the three months ended March 31, 2016 compared to the same period in 2015 was primarily driven by increases in both product and services margins.
Research and Development
Research and development expenses include payroll, stock-based compensation expense and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and facilities costs, and depreciation expense, intangible asset amortization and capitalized software development costs.
The following table summarizes our consolidated R&D expenses for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Research and development	$814	$788	$26	3%
Percentage of revenue	15%	14%
The increase in R&D expenses for the three months ended March 31, 2016 when compared to the same period in 2015 was attributable to the Pivotal business, which increased overall R&D expenses by $7 million, and the VMware Virtual Infrastructure business, which increased overall R&D expenses by $36 million. In addition, corporate reconciling items increased consolidated R&D expenses by $29 million. These increases were partially offset by the EMC Information Infrastructure business, which decreased overall R&D expenses by $46 million.
The following table summarizes R&D expenses within EMC’s Information Infrastructure business for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Research and development	$378	$424	$(46)	(11)%
Percentage of revenue	10%	10%
R&D expenses within EMC’s Information Infrastructure business decreased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to decreases in personnel-related costs as well as increases in capitalized software development costs due to the timing of projects reaching technological feasibility, which decreased overall R&D expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Personnel-related costs decreased by $16 million for the three months ended March 31, 2016, primarily due to our cost reduction and business transformation program initiated in 2015. Capitalized software development costs increased by $30 million for the three months ended March 31, 2016.
The following table summarizes R&D expenses within the Pivotal business for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Research and development	$34	$27	$7	26%
Percentage of revenue	41%	50%
R&D expenses within the Pivotal business increased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to an increase in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions.
The following table summarizes R&D expenses within the VMware Virtual Infrastructure business for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Research and development	$283	$247	$36	15%
Percentage of revenue	18%	16%
R&D expenses within the VMware Virtual Infrastructure business increased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to growth in personnel-related expenses of $23 million driven by incremental growth in headcount. Additionally, depreciation and infrastructure related R&D expenses within the VMware Virtual Infrastructure business increased $7 million for the three months ended March 31, 2016.
The following table summarizes corporate reconciling items within R&D expenses for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Corporate reconciling items	$119	$90	$29	32%
Corporate reconciling items within R&D, which consist of stock-based compensation expense and intangible asset amortization, increased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to stock-based compensation expense, which increased by $29 million.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes our consolidated selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Selling, general and administrative	$1,987	$2,037	$(50)	(2)%
Percentage of revenue	36%	36%
The decrease in SG&A expenses for the three months ended March 31, 2016 when compared to the same period in 2015 was attributable to the EMC Information Infrastructure business, which decreased overall SG&A expenses by $85 million and corporate reconciling items which decreased consolidated SG&A expenses by $14 million. Partially offsetting the decreases were increases in the VMware Virtual Infrastructure business, which increased overall SG&A expenses by $40 million and the Pivotal business, which increased overall SG&A expenses by $9 million.
The following table summarizes SG&A expenses within EMC’s Information Infrastructure business for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Selling, general and administrative	$1,084	$1,169	$(85)	(7)%
Percentage of revenue	29%	29%
SG&A expenses within EMC’s Information Infrastructure business decreased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to personnel-related costs which decreased by $68 million and business development costs which decreased by $10 million. These decreases were primarily due to our cost reduction and business transformation program which was initiated in 2015.
The following table summarizes SG&A expenses within the Pivotal business for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Selling, general and administrative	$58	$49	$9	17%
Percentage of revenue	70%	92%
SG&A expenses within the Pivotal business increased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to an increase of $9 million in personnel-related costs, which are expenses driven by incremental headcount from strategic hiring and business acquisitions. Pivotal continues to build out its go-to-market capabilities as it grows its business.
The following table summarizes SG&A expenses within the VMware Virtual Infrastructure business for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Selling, general and administrative	$644	$604	$40	7%
Percentage of revenue	41%	40%
SG&A expenses within the VMware Virtual Infrastructure business increased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to growth in personnel-related costs of $26 million due to incremental

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

growth in headcount. Additionally, infrastructure and depreciation costs increased by $13 million for the three months ended March 31, 2016.
The following table summarizes corporate reconciling items within SG&A expenses for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Corporate reconciling items	$201	$215	$(14)	(7)%
Corporate reconciling items within SG&A, which consist of stock-based compensation, intangible asset amortization, acquisition and other related charges and merger-related costs, decreased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to a decrease in acquisition and other related charges of $29 million due to the decreases in installment payments to certain key employees of AirWatch. In addition, intangible asset amortization decreased by $8 million. Partially offsetting these decreases was an increase in stock-based compensation of $27 million and an increase in merger-related costs of $7 million.
Restructuring and Acquisition-Related Charges

For the three months ended March 31, 2016 and 2015, we incurred restructuring and acquisition-related charges of $49 million and $135 million, respectively. For the three months ended March 31, 2016, EMC incurred a $5 million credit related to our prior restructuring programs. For the three months ended March 31, 2016, VMware incurred $53 million of restructuring charges, primarily related to its current year restructuring program, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

For the three months ended March 31, 2015, EMC incurred $111 million of restructuring charges, primarily related to our 2015 restructuring programs, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services. For the three months ended March 31, 2015, VMware incurred $22 million of restructuring charges, primarily related to its 2015 restructuring programs, and $1 million of charges in connection with acquisitions for financial, advisory, legal and accounting services.

In the first quarter of 2016, EMC did not commence any new restructuring programs. In the first quarter of 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result, approximately 800 positions at VMware were eliminated during the three months ended March 31, 2016. All actions relating to VMware’s plan are expected to be completed within a year of the start of the program.

In the first quarter of 2015, EMC implemented restructuring programs to create further operational efficiencies which resulted in a workforce reduction of approximately 1,320 positions. The actions impacted positions around the globe covering our Information Storage, RSA Information Security and Enterprise Content Division segments. All of these actions were completed within a year of the start of the program. In the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. All of these actions were completed within a year of the start of the program.

For the three months ended March 31, 2016 and 2015, we recognized $5 million and $6 million, respectively, of lease termination costs for facilities vacated in the period in accordance with our plan as part of all of our restructuring programs and for costs associated with terminating other contractual obligations. These accruals are expected to be utilized by the end of 2018.
Investment Income
Investment income was $13 million and $24 million for the three months ended March 31, 2016 and 2015, respectively. Investment income decreased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to an increase in net realized losses.
For the three months ended March 31, 2016 and 2015, interest income was $28 million and $25 million, respectively, and net realized losses were $16 million and $2 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Interest Expense
Interest expense was $41 million and $40 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense during the three months ended March 31, 2016 and 2015 consists primarily of interest on the $5.5 billion aggregate principal amount of senior notes (collectively, the “Notes”), which we issued in June 2013.
Other Income
Other income was $4 million and $10 million for the three months ended March 31, 2016 and 2015, respectively. Other income primarily consists of net gains and losses on strategic investments and foreign exchange gains and losses.
During the three months ended March 31, 2016, we recognized net gains from strategic investments of $5 million and foreign currency exchange gains of $11 million. Offsetting these gains was an $18 million foreign currency exchange loss related to the re-measurement of assets and liabilities of our Venezuela subsidiary in connection with the Venezuela currency devaluation. During the three months ended March 31, 2015, we recognized net gains from strategic investments of $20 million which were partially offset by foreign currency exchange losses of $10 million.
Provision for Income Taxes

Our effective income tax rates were 23.1% and 22.0% for the three months ended March 31, 2016 and 2015, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2016, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions and federal tax credit for increasing research activities. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by our Irish subsidiaries. For the three months ended March 31, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of the mix of income attributable to foreign versus domestic jurisdictions. On December 18, 2015, the Consolidated Appropriations Act, 2016 was signed into law. Some of the provisions were retroactive to January 1, 2015 including a permanent extension of the U.S. federal tax credit for increasing research activities.

Our effective income tax rate increased in the three months ended March 31, 2016 from the three months ended March 31, 2015 due primarily to higher state taxes. There were also differences in the mix of income attributable to foreign versus domestic jurisdictions, change in tax contingency reserves and discrete items, the net impact of which is immaterial.

We are routinely under audit by the Internal Revenue Service (the “IRS”). We have concluded all U.S. federal income tax matters for years through 2008. In the third quarter of 2012, the IRS commenced a federal income tax audit for the tax years 2009 and 2010. The IRS completed their field audit for the tax years 2009 and 2010 and issued Revenue Agent Reports (“RARs”) in the first quarter of 2016. We disagree with certain proposed adjustments and have filed a formal protest to the IRS Appeals Division. In the first quarter of 2015, the IRS commenced a federal income tax audit for the tax year 2011, which is still ongoing. We also have income tax audits in process in numerous state, local and international jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2004. Based on the timing and outcome of examinations of EMC, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our consolidated balance sheets. We anticipate that several of these audits may be finalized within the next twelve months. While we expect the amount of unrecognized tax benefits to change in the next twelve months, we do not expect the change to have a significant impact on our consolidated results of operations or financial position.

Our effective income tax rate for the remainder of 2016 may be affected by such factors as changes in tax laws, regulations or income tax rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before provision for income taxes. Our effective income tax rate may also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory income tax rates and higher than anticipated in countries where we have higher statutory income tax rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Non-controlling Interests
The net income attributable to the non-controlling interests was $29 million and $39 million for the three months ended March 31, 2016 and 2015, respectively. The net income attributable to the non-controlling interest in VMware was $30 million and $39 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in the three months ended March 31, 2016 compared to the same period in 2015 was due to decreases in VMware’s reported net income. VMware’s reported net income was $161 million and $196 million for the three months ended March 31, 2016 and 2015, respectively. The weighted average non-controlling interest in VMware was approximately 19% and 20% for the three months ended March 31, 2016 and 2015, respectively. EMC did not purchase any shares of VMware common stock during the three months ended March 31, 2016.
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
The Merger Agreement contains specified termination rights for each of Denali and EMC, including that, in general, either party may terminate the agreement if the Merger is not consummated on or before December 16, 2016. If EMC terminates the Merger Agreement, we are required to pay Denali a termination fee of $2.5 billion.
Cash, Cash Equivalents and Investments

At March 31, 2016, our total cash, cash equivalents, and short-term and long-term investments were $15.0 billion. This balance includes approximately $8.2 billion held by VMware, of which $6.3 billion is held outside the U.S. and $1.9 billion is held in the U.S., and $6.8 billion held by EMC, of which $5.8 billion is held outside the U.S. and $1.0 billion is held in the U.S. If the funds that are held outside the U.S. are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Under the terms of the Merger Agreement, EMC is required to provide Denali with access to EMC’s cash to help fund the Merger consideration. At this time, EMC has not finalized its plan to access such cash and has not determined if there would be a need to repatriate cash to meet the requirements of the Merger. If these overseas funds are required to be repatriated to the U.S. in accordance with the Merger Agreement, we may be required to accrue and pay U.S. taxes.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

Cash Flow

The following table summarizes our cash flow activity for the three months ended March 31, 2016 and 2015 (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015	$ Change
Cash provided by operating activities	$932	$1,080	$(148)
Cash provided by (used in) investing activities	156	(1,111)	1,267
Cash used in financing activities	(444)	(1,821)	1,377
Effect of exchange rates on cash and cash equivalents	31	(103)	134
Net increase (decrease) in cash and cash equivalents	$675	$(1,955)	$2,630

Cash provided by operating activities consists primarily of cash collections from our customers somewhat offset by cash used for employee related expenditures, cash paid to suppliers for material and manufacturing costs and income tax payments.

The following table summarizes the primary drivers of the decrease in cash provided by operating activities for the three months ended March 31, 2016 and 2015 (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015	$ Change
Cash received from customers	$6,878	$7,495	$(617)
Cash paid to suppliers and employees	(5,373)	(5,584)	211
Income taxes paid	(591)	(855)	264

Net cash provided by operating activities decreased by $148 million to $932 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a decrease in cash received from customers, attributable to lower sales volume as well as entering the first quarter of 2016 with a significantly lower accounts receivable balance than at the start of the first quarter of 2015. This was partially offset by a decrease in cash paid to suppliers and employees resulting from our cost reduction and business transformation program which was initiated in 2015. Additionally, income tax payments, which are comprised of estimated taxes for the current year, extension payments for the prior year and refunds or payments associated with income tax filings and tax audits, decreased primarily due to lower pre-tax income in 2015 compared to 2014.

Cash used in investing activities consists primarily of the timing of purchases, sales and maturities of our investments in available-for-sale securities, business acquisitions and the purchase of capital and other assets.

The following table summarizes the primary driver of the increase in cash used in investing activities for the three months ended March 31, 2016 and 2015 (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015	$ Change
Net sales, maturities and (purchases) of available-for-sale securities	$491	$(688)	$1,179

Net cash provided by investing activities increased by $1,267 million to $156 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a decrease in cash provided by/(used in) the net sales, maturities and purchases of available-for-sale securities. The net sales, maturities and purchases of available-for-sale securities varies from period to period based upon our cash collections, cash requirements and maturity dates of our investments as well as cash available after the issuance and payment of debt.

Cash used in financing activities consists primarily of net proceeds or payments from the issuance or repayment of short-term and long-term debt as well as proceeds from the issuance of common stock, stock repurchases and dividend payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The following table summarizes the primary drivers of the decrease in cash used in financing activities for the three months ended March 31, 2016 and 2015 (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015	$ Change
Repurchase of EMC and VMware common stock	$—	$(1,784)	$1,784
Net payments on short-term obligations	(376)	—	(376)

Net cash used in financing activities decreased by $1,377 million to $444 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a decrease in cash spent on EMC and VMware stock repurchases during 2016, partially offset by the cash outflows related to the repayment of short-term obligations in 2016.

Share Repurchase

During April 2016, VMware’s Board of Directors authorized the repurchase of up to an aggregate of $1.2 billion of VMware’s common stock through the end of 2016. For the three months ended March 31, 2016, VMware did not repurchase any shares as it is currently subject to a number of legal and regulatory constraints resulting from the Merger Agreement, which impacts the timing and ability to execute repurchases of VMware’s shares. VMware expects to repurchase the authorized $1,200 million of its Class A common stock during the remainder of 2016, following the EMC shareholder vote on the proposed merger of EMC and Dell.

During the three months ended March 31, 2015, we spent $1,346 million to repurchase 54 million shares of our common stock, and VMware spent $438 million to repurchase 5 million shares of their common stock.

Dividends
Our Board of Directors declared the following dividends during 2016 and 2015:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
2016:
February 11, 2016	$0.115	April 1, 2016	$229	April 22, 2016

2015:
February 27, 2015	$0.115	April 1, 2015	$229	April 23, 2015
May 20, 2015	$0.115	July 1, 2015	$226	July 23, 2015
July 30, 2015	$0.115	October 1, 2015	$229	October 23, 2015
December 17, 2015	$0.115	January 4, 2016	$230	January 22, 2016

Short-Term Debt

On February 27, 2015, we entered into a credit agreement with the lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).  The Credit Agreement provides for a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes that is scheduled to mature on February 27, 2020. At our option, subject to certain conditions, any loan under the Credit Agreement will bear interest at a rate equal to, either (i) the LIBOR Rate or (ii) the Base Rate (defined as the highest of (a) the Federal Funds rate plus 0.50%, (b) Citibank, N.A.’s “prime rate” as announced from time to time, or (c) one-month LIBOR plus 1.00%), plus, in each case the Applicable Margin, as defined in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants and events of default. We may also, upon the agreement of the existing lenders and/or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.0 billion. In addition, we may request to extend the maturity date of the credit facility, subject to certain conditions, for additional one-year periods. As of March 31, 2016, we were in compliance with customary required covenants and had no funds borrowed under the credit facility. At December 31, 2015, we had $600 million outstanding under the credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

On March 23, 2015, we established a short-term debt financing program whereby we may issue short-term unsecured commercial paper notes (“Commercial Paper”). Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $2.5 billion. The Commercial Paper will have maturities of up to 397 days from the date of issue. The net proceeds from the issuance of the Commercial Paper are expected to be used for general corporate purposes. As of March 31, 2016, we were in compliance with customary required covenants. At March 31, 2016, we had $925 million of Commercial Paper outstanding. At December 31, 2015, we had $699 million of Commercial Paper outstanding. At May 5, 2016, we had $1,285 million of Commercial Paper outstanding.

Long-Term Debt

During 2013, we issued $5.5 billion of Notes which pay a fixed rate of interest semi-annually in arrears. The proceeds from the Notes were used to satisfy the cash payment obligation of the $1,725 billion 1.75% convertible senior notes due 2013 as well as for general corporate purposes including stock repurchases, dividend payments, business acquisitions, working capital needs and other business opportunities. The Notes of each series are senior, unsecured obligations of EMC and are not convertible or exchangeable. Unless previously purchased and canceled, we will repay the Notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, EMC has the right to redeem any or all of the Notes at specified redemption prices. As of March 31, 2016, we were in compliance with all debt covenants, which are customary in nature.
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

Our non-GAAP operating results for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Gross margin	$3,360	$3,438
Gross margin percentage	61.4%	61.3%
Operating income	879	918
Operating margin percentage	16.0%	16.4%
Income tax provision	203	215
Net income attributable to EMC	603	623
Diluted earnings per share attributable to EMC	$0.31	$0.31

The decrease in non-GAAP gross margin for the period was attributable to lower sales volume and higher costs of revenue in Information Storage, partially offset by higher sales volume in VMware Virtual Infrastructure. Non-GAAP gross margin

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

percentage increased slightly for the three months ended March 31, 2016 primarily due to a decrease in Information Storage gross margins, offset by an increase in the mix of VMware revenue which has higher overall margins. Information Storage gross margins decreased year over year primarily due to a decrease in product margins due to lower product volumes partially offset by an increase in services margins.

The decrease in the non-GAAP operating income for the three months ended March 31, 2016 was primarily attributable to the overall decrease in gross margin, somewhat offset by lower operating expenses resulting from our cost reduction program. Non-GAAP operating margin percentage decreased for the three months ended March 31, 2016 primarily due to operating expenses declining at a slower rate than revenue.

The reconciliation of the above financial measures from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended March 31, 2016
	Gross margin	Operating income	Non-operating (income) expense	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,260	$410	$(24)	$89	$268	$0.14
Stock-based compensation expense	41	304	—	69	212	0.11
Intangible asset amortization	59	90	—	25	60	0.03
Restructuring charges	—	48	—	14	26	0.01
Acquisition and other related charges	—	20	—	5	13	0.01
Merger-related costs	—	7	—	1	6	—
Venezuela currency devaluation	—	—	18	—	18	0.01
Non-GAAP	$3,360	$879	$(6)	$203	$603	$0.31

	For the Three Months Ended March 31, 2015
	Gross margin	Operating income	Non-operating (income) expense	Income tax provision (benefit)	Net income attributable to EMC	Diluted Earnings per share attributable to EMC
GAAP	$3,339	$379	$(6)	$82	$252	$0.13
Stock-based compensation expense	37	244	—	55	170	0.09
Intangible asset amortization	62	101	—	30	66	0.03
Restructuring charges	—	133	—	33	96	0.04
Acquisition and other related charges	—	50	—	16	28	0.02
R&D tax credit	—	—	—	(5)	5	—
VMware litigation and other contingencies	—	11	—	4	6	—
Non-GAAP	$3,438	$918	$(6)	$215	$623	$0.31

We also monitor our ability to generate free cash flow. For the three months ended March 31, 2016, our free cash flow was $588 million, a decrease of 22% compared to the free cash flow generated for the three months ended March 31, 2015. EMC uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures and capitalized software development costs. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to make strategic acquisitions and investments, repurchase shares, service and issue debt, pay dividends and fund ongoing operations. As free cash flow is not a measure of liquidity calculated in accordance with GAAP, free cash flow should be considered in addition to, but not as a substitute for, the analysis provided in the statements of cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

The reconciliation of the above free cash flow from GAAP to non-GAAP is as follows (in millions):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flow from Operations	$932	$1,080
Capital expenditures	(188)	(197)
Capitalized software development costs	(156)	(128)
Free Cash Flow	$588	$755

Free cash flow represents a non-GAAP measure related to operating cash flows. In contrast, our GAAP measure of cash flow consists of three components. These are cash flows provided by operating activities of $932 million and $1,080 million for the three months ended March 31, 2016 and 2015, respectively, cash provided by investing activities of $156 million and used in investing activities of $1,111 million for the three months ended March 31, 2016 and 2015, respectively, and cash used in financing activities of $444 million and $1,821 million for the three months ended March 31, 2016 and 2015, respectively.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on February 25, 2016. Our exposure to market risks has not changed materially from that set forth in our Annual Report.
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

Merger-Related Litigation

As of May 5, 2016, fifteen putative shareholder class action lawsuits challenging the Merger have been filed, of which thirteen were filed purportedly on behalf of Company shareholders and two purportedly on behalf of VMware shareholders. The lawsuits name various combinations of the Company, its current and former directors, VMware, certain of VMware’s directors, Denali, Dell and Merger Sub, among others, as defendants. The fifteen lawsuits seek, among other things, injunctive relief enjoining the Merger, rescission of the Merger if consummated, an award of fees and costs and/or an award of monetary damages. The suits are captioned as follows:

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

The Company and its directors moved to dismiss the amended complaint in the IBEW matter pursuant to provisions of the Massachusetts Business Corporation Act, M.G.L. c. 156D, § 7.40 et seq., and Rules 12(b)(6) and 23.1 of the Massachusetts Rules of Civil Procedure, on the basis that the complaint asserts a derivative action on behalf of the Company and should be dismissed for failure to make the requisite pre-suit demand on the Company. On December 7, 2015 the Court granted this motion and on December 24, 2015 the court entered judgment dismissing each of the consolidated actions. On January 21, 2016, three of the plaintiffs served notice that they will appeal this judgment. On April 29, 2016, the appeal was docketed in the Massachusetts Appeals Court as case number 2016-P-0595. On May 2, 2016, the appellants filed an application for direct appellate review in the Massachusetts Supreme Judicial Court as Direct Appellate Review No. DAR-24347.

On January 11, 2016, following the state court judgment and a motion by the Company and its directors to stay or dismiss the two lawsuits then pending in the United States District Court for the District of Massachusetts, the plaintiffs in those cases amended their complaints to eliminate the initial claims based on Massachusetts state law and substitute allegations that the preliminary proxy statement/prospectus dated December 14, 2015 omits and/or misrepresents material information and that such omissions and misrepresentations constitute violations of Section 14(a) of, and Rule 14a-9 under, the Securities Exchange Act of 1934. Two additional lawsuits have since been filed in the same court advancing substantially the same proxy-disclosure-based allegations.

Of the two lawsuits filed purportedly on behalf of VMware shareholders, one was filed in Middlesex County Superior Court in Massachusetts, and the other in Delaware Chancery Court. Both generally allege that the Company, in its capacity as the majority shareholder of VMware, and individual defendants who are directors of the Company, VMware, or both, breached their fiduciary duties to minority shareholders of VMware in connection with the Merger. Both further allege that various combinations of defendants aided and abetted these alleged breaches of fiduciary duties. The Company, VMware, Denali, Dell, Merger Sub, and other defendants have served or filed motions to dismiss the operative complaints in both actions.

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
Item 1A. RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

Consummation of the merger is subject to certain conditions, including, among others, (i) approval by our shareholders; (ii) the absence of an order or law prohibiting consummation of the merger; (iii) the receipt of consents under specified foreign antitrust laws; (iv) the absence of a material adverse effect on us; (v) the accuracy of the parties’ respective representations and warranties; and (vi) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement. Many of the conditions to closing of the merger are not within our control and there can be no assurance that these and other conditions to closing will be satisfied. In addition, the closing may not occur if the required financing for the transaction is unavailable or delayed.

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

•	the timing of announcements or releases of new or upgraded products and services by VMware or by its competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	VMware’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware’s ability to control costs, including its operating expenses;

•	credit risks of VMware’s distributors, who account for a significant portion of product revenues and accounts receivable;

•	VMware’s ability to process sales at the end of the quarter;

•	seasonal factors such as the end of fiscal period budget expenditures by VMware’s customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for enterprise agreements, or EA’s, as original EA terms expire;

•	the timing and amount of internally developed software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware’s products and solutions; and

•	VMware’s ability to accurately predict the degree to which customers will elect to purchase its subscription-based offerings in place of licenses to its on-premises offerings.

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

We operate a Venezuelan sales subsidiary with a U.S. dollar functional currency. As a result, Bolivar-denominated transactions are subject to exchange gains and losses that may impact our earnings. During the first quarter of 2016, the Venezuelan government devalued its official exchange rate to a fixed rate of 10 bolivars per U.S. dollar. This rate was formerly called the CENCOEX and is now called the DIPRO and is available for essential imports and transactions. The Venezuelan government also changed its SIMADI exchange rate to the DICOM rate which is available for all other transactions and which fluctuates based on supply and demand.

During the first quarter of 2016, we re-measured all balances based upon the DIPRO rate which we believe is most appropriate for these items to be settled. We are closely monitoring information concerning these rates in the event it becomes appropriate to adopt a rate other than DIPRO. Changing the rate used to re-measure our Bolivar-denominated transactions rates could have an adverse effect on our financial position, results of operations or cash flows.

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

We held $7.7 billion in short- and long-term investments as of March 31, 2016. These investments consist primarily of investment grade debt securities, and we limit the amount of investment with any one issuer. A further deterioration in the economy, including a tightening of credit markets, increased defaults by issuers, or significant volatility in interest rates, could cause these investments to decline in value or could otherwise impact the liquidity of our portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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
Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FIRST QUARTER OF 2016

During the first quarter of 2016, EMC did not repurchase any shares. At March 31, 2016, the maximum number of shares that may yet be purchased under the board authorization is 223 million.
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

Date: May 5, 2016	EMC CORPORATION

	By:	/s/ Denis G. Cashman
Denis G. Cashman
Chief Financial Officer and Chief Accounting Officer
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